Form 10-K
period 2022-09-30
Adamas One Corp.
filed 2023-01-13
CIK 1884072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

ADAMAS ONE CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	001-41560	83-1833607
(State of incorporation)	(Commission File No.)	(I.R.S. Identification Number)

17767 N. Perimeter Drive, Suite B115, Scottsdale, AZ 85255
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number including area code: (480) 356-8798

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	JEWL	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

 As of March 31, 2022, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the Registrants common stock was N/A.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 13, 2022
Common stock, $0.001 par value	20,152,248

DOCUMENTS INCORPORATED BY REFERENCE: None.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies, goals and objectives of management for future operations; any statements concerning proposed new products and services or developments thereof; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words, or the negative thereof. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures and risk factors we include in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports filed on Form 8-K.

As used in this report, the term “Adamas” and such terms as “the company,” “the corporation,” “our,” “we,” “us” and "its" may refer to Adamas One Corp. All of these terms are used for convenience only and are not intended as a precise description of any of the separate companies.

PART I

ITEM 1. BUSINESS.

Introduction

We are a high-tech diamond company that uses our proprietary technology to produce high-quality, single crystal laboratory grown diamonds (lab-grown diamonds or LGD) and diamond materials through a CVD process, which we refer to as our Diamond Technology. Lab-grown diamonds have the exact physical, chemical, and optical properties of the best mined diamonds. Lab-grown diamonds are composed of a pure carbon lattice, just like mined diamonds, and are not considered synthetic or simulant diamonds like cubic zirconia and moissanite. Simulants are other chemical compounds that resemble diamonds but do not possess the same hardness, thermal characteristics, band gap energy (an important property of semiconductor substrates), and light reflectivity as diamond, whether mined or lab-grown.

We use our “Diamond Technology” to produce finished diamonds that we sell wholesale and intend to sell at retail for jewelry and rough unfinished diamond materials that we intend to sell at wholesale and retail for industrial uses. We are in the initial phases of commercializing diamonds and diamond materials, and our primary mission is the development of a profitable and sustainable commercial production model for the manufacture and sale of diamonds and diamond materials, which are suitable for known, emerging, and anticipated industrial, technology, and consumer applications.

Our Growth Strategy

Our goal is to become one of the leading suppliers of high-quality lab-grown diamonds to both the diamond jewelry industry and industrial markets. We believe that we will be able to gain a share in chosen industrial markets where our quality, consistency, and scalability will give our customers a competitive advantage. The following are our strategies to achieve our goal:

●	Create the highest quality lab-grown diamond materials. Our Diamond Technology is proprietary and unique in our industry. It enables us to precisely control all diamond growth parameters, thereby creating the ideal environment within our growing chamber to grow and deliver high-quality diamonds for gemstones and diamond materials for industry in large batches and with high yield. We believe our proprietary Diamond Technology will, in the future, allow us to consistently deliver superior goods to the industry standard at very competitive pricing.

●	Expand our production capabilities. Our diamond growing machines are the heart of our Diamond Technology. Scalability is achieved in two ways: first, through increasing the number of machines; and second, through expanding the batch size within each machine. We recently leased and began building an expanded factory near our current factory.

●	Provide high-end consistent supply to our buyers in the industry. We believe that our Diamond Technology will provide a level of production consistency both across each batch of product and in predictability of constant supply that is unsurpassed in the industry. Along with an intense focus on exceeding customer expectations, we will endeavor to become the premier supplier of high-quality lab-grown diamond materials.

●	Promote and brand lab-grown diamonds. For diamond consumers, awareness of the lab-grown category is rapidly rising with leading jewelry chains now selling lab-grown diamonds. The product category is on-trend socially and ecologically, and we believe further consumer education will drive more awareness and preference for lab-grown over mined diamonds. We anticipate working with social media influencers and utilizing our marketing abilities to create further awareness and drive demand for our diamond gemstones.

●	Strategically partner with innovators in promising new applications. The properties of diamond hardness, band gap energy, and thermal conductivity are the best of any material on Earth and immensely valuable to several leading-edge applications. Our lab-grown diamonds are identical optically, physically, and chemically to the best mined diamonds. Our Diamond Technology allows us to manufacture diamond materials of the specific size and composition for each specific application. As this is a manufacturing process, we will be able to deliver products repeatedly at attractive price points. The high cost and lack of atomic level consistency of mined diamonds has hampered the use of diamond in various semiconductor, quantum computing and other leading-edge applications. Our Diamond Technology should provide a path for success in those applications.

Our Competitive Strengths

We believe we are uniquely positioned to capture a share of the lab-grown diamond industry.

●	CVD Diamond Growth. Our Diamond Technology is based on a proprietary CVD diamond growth system. Large single crystal diamonds produced through this specific CVD process have been shown to be exceptionally pure and possess very low levels of structural defects. Diamonds produced by this process include highly desirable Type-IIa diamonds, which contain negligible levels of impurities and are the most precious for white diamond gemstones. Similarly, the low impurities of these diamonds make them ideally suited for industrial applications, including electronics.

●	Proprietary Diamond Technology. CVD diamond technologies offer significant advantages versus other growth technologies, and our Diamond Technology offers significant advantages over other available CVD technology. One key element in a CVD system is the plasma, a cloud of carefully controlled ionized gases. Our plasma cloud is ignited and controlled in a manner that is different than traditional microwave CVD systems and gives the advantage of a more consistent temperature and larger plasma volume. What this means is more consistent diamond nucleation and growth over a larger area. This translates to a larger batches and more consistent output.

●	Patents and Proprietary Knowledge. Our Diamond Technology provides a materials production platform and is supported by intellectual property, including trade secrets, recipes, and 36 issued patents (28 in the United States and 8 in foreign jurisdictions). In addition to our patents, we have acquired through processes and key individuals, a large body of know-how in the areas of diamond crystal growth, diamond lasering, diamond annealing, gemstone production, and industrial diamond production.

●	Scalability. We believe that our Diamond Technology can be scaled through larger capacity diamond growing platforms within the growing chamber. Through further research and development, we believe we will be able to increase production by almost 100% over the current process. This results in a doubling of the batch size in each diamond growing machine.

Products

We currently have limited available commercial products and have only recently commenced selling diamonds or diamond materials to consumers or commercial buyers. Our current operations have been primarily dedicated to the research and development of our Diamond Technology and the exploration of markets that we may exploit in the future. While we are unable to predict the timing of our entry into any market in the future, we will strive to produce on a large scale high-quality finished diamonds and raw diamond materials and to pursue related commercial opportunities. In addition to opportunities in the diamond gemstone market and precision cutting market, we will continue to explore other opportunities for our diamond materials through applications where the unique properties of diamond may be desirable and advantageous, including alternative energy, optoelectronics, communications, biotechnology, water treatment, quantum computing, and the diamond device industries.

Diamond Gemstones

Within the gemstone industry, our single-crystal diamond can be used in jewelry products requiring the highest quality gemstones and can be consistently grown in matched color sets ranging in polished sizes from 0.05 carats to over 2 carats. Our diamonds are well suited for jewelry featuring matching diamonds of various sizes, clarities, and colors, as well as diamond engagement rings and fashion jewelry. Our lab-grown diamonds are graded in the same manner as mined diamonds using the familiar 4Cs (color, clarity, cut, and carat weight). Our intention is to deliver high-quality diamonds to the jewelry market, with “excellent or ideal” cuts and high clarity in near colorless, colorless, and fancy color stones.

The consistency and other characteristics of lab-grown diamond gemstones using our Diamond Technology may provide advantages over their mined counterparts in areas that matter to jewelers, jewelry manufacturers, and consumers, with characteristics such as the following:

●	quality and brilliance of our lab-grown diamonds equal to that of mined diamonds;

●	matched sizes, colors, and clarities (particularly in lab-grown diamonds ranging in sizes from 0.5 to 2 carats);

●	opportunity for color palette of diamond gemstones; and

●	environmentally friendly and socially conscious alternative to mined diamonds.

We will seek to establish and maintain market acceptance through consumer education and industry cooperation. We intend to educate retailers and consumers on the physical properties and quality of our lab-grown diamonds as compared to mined diamonds.

Diamond Materials for Commercial, Industrial, and Technological Applications

Diamond has exceptional unique qualities, such as hardness, clarity, and thermal characteristics, for use in advanced electronics and optics applications, but to date, development progress has been slow because of, among other things, mined diamond’s relative scarcity, mined diamond’s low uniformity, and high cost. We believe that our patented technology and production approach will give us the ability to improve the quality and lower the cost of producing diamond materials, creating the opportunity for use in a wider range of applications.

The demand for computing and communications products has increased significantly. As devices become more intelligent and ubiquitous, we believe the need for connectivity at extremely high speeds, data intensive storage needs, and ever-faster computer processors are pushing the limits of conventional silicon-based devices. The physical properties of diamond provide the opportunity for significant improvement in high-speed and high-power electronic devices due to diamond’s superlative thermal, lattice mobility, and band gap energy properties. These properties can remove heat more quickly, allow electrons to flow freely with low resistance, and show promise for high-power high-speed circuits over traditional semiconductor materials. Diamond may enable these technologies to move past their current limitations and may be able to facilitate the development of next-generation devices in key areas such as wireless networking, optical storage, and high-speed computing.

We anticipate several opportunities to monetize our Diamond Technology and production approach in various technological applications. Pursuit of these opportunities is expected to be directed, in part, in concert with strategic partners that we hope to engage in the future.

Industrial diamond materials already comprise a multiple billion dollar per year market but largely consist of small and lower quality diamonds that have primarily been utilized in rudimentary cutting and polishing devices. These diamond materials are largely in the form of diamond grit and diamond dust. Higher-quality, single crystal diamond materials are gaining traction in the precision milling and machining subsegments. We anticipate substantial growth for these industrial diamond market segments. Tools equipped with single-crystal diamond can both improve surface quality and reduce the number of manufacturing passes on precision milled hard materials like high-tech alloys.

The diamond materials historically used in the development of many non-gem applications has been impeded by cost, size, and lack of uniformity of mined diamonds. As our production commences, and as volume increases and manufacturing costs continue to decrease due to our capacity expansion, we anticipate that our diamond materials will provide a viable and potentially economically preferred alternative for many non-gemstone applications, including electronic, optical, and industrial applications.

To more fully explore the opportunities discussed above, we intend to acquire other companies involved in the production of high-quality diamond materials and to pursue related commercial opportunities. Currently, we intend to continue to explore opportunities in the precision cutting devices market while concurrently seeking distribution opportunities for our lab-grown diamond gemstones. However, we do not have agreements or commitments for any specific acquisitions or investments at this time.

Marketing

We plan to market our products to consumers through distributors, dealers, mass market and specialty retailers, and direct to consumer through e-commerce. We plan to maintain consumer-focused product marketing and promotional campaigns, which include print and digital advertising campaigns; social and electronic media; product demonstrations; point-of-sales materials; in-store training, and in-store retail merchandising. Our use of social media includes Instagram, Facebook, Twitter, and You Tube. We are also beginning to utilize third-party endorsements, social influencers, and brand ambassadors.

Manufacturing

We are obligated under a triple-net operating lease for our 6,475 square foot manufacturing facility located in Greenville, South Carolina, which is classified as an operating lease. The terms of the lease require a payment of approximately $10,000 per month, which includes an estimate for utilities, taxes, and repairs. This lease expires in August 2023.

We believe this facility will be adequate to meet our current needs based on the property and equipment currently owned. However, our business plan will require additional space, and we will be making plans to expand our building footprint at possible new or additional locations to accommodate additional manufacturing equipment. As part of the initial expansion discussed above, we have entered into a lease for 23,485 square feet of additional manufacturing space in Greenville, South Carolina, expiring in August 2031, as well as a lease for 3,414 square feet of office space in Scottsdale, Arizona, expiring in September 2024, to facilitate the administration and marketing of expanding the manufacturing aspect of our company as well as to administer increased management anticipated in areas of human resources, finance, accounting, and financial analysis as well as sales and marketing to manage the growth in the production output as a result of the second facility in Greenville, South Carolina. We intend to pay for these improvements using a combination of working capital, new debt financing, and equity offerings.

Research and Development

Since acquiring the Scio assets over two years ago, we have focused our efforts on research and development of improvements to the fundamental CVD process. Our development efforts have focused on commercialization of the diamonds and diamond materials we produce, improvements in our white diamond process, improvements in our diamond seed processes, automation in our machine operation, expansion of our capacity with our existing machines, and improvements in our laser cutting procedures. In the future, our research and development projects will include further improvements in the CVD process, primarily in the area of capacity expansion per diamond growing machine. We are planning to invest in other parts of the manufacturing chain as well to develop our own diamond seeds, which are thin slices of diamond upon which our diamonds are grown; add color enhancement; and add additional laser capabilities.

Suppliers

We believe we have reliable sources of supply for all our raw material and component needs, but from time-to-time raw materials and components are subject to shortages and price increases. Most of our suppliers are U.S.-based and provide us the materials and components at competitive rates. We plan to continue to broaden our supplier base and secure multiple sources for all the raw materials and components we require.

Customers

Customers for our diamond gemstones will include diamond brokers, diamond cutters, and diamond wholesalers, both domestic and foreign. Diamond cutters take deliveries of diamonds in a rough form, known as cores or whole crystals, where they will employ a variety of industry standard techniques of laser cutting and polishing diamonds and resell the cut diamonds in both the wholesale and retail markets. These techniques are identical to the techniques that are used in the production of mined gems. Diamond brokers and wholesalers will also take delivery of our diamonds in the rough form but will also purchase diamond gems that we have cut and polished by our third-party contractors and will resell the cut diamonds in both the wholesale and retail markets. It is also our intention to “finish” gemstones for the jewelry market, meaning that we will use third-party contractors to cut our rough diamonds into gemstones to our specifications. These finished diamond gemstones will allow us to expand our customer base by selling directly to consumers, beyond the diamond middle market and supply diamond wholesalers and retailers.

Industrial diamond materials are sold in a business-to-business arrangement. Many industrial customers expect diamonds to be cut in specific ways along certain diamond crystal planes. For example, precise milling applications require that the hardest surface is presented and is often flat polished. These customers will work directly with us on the shapes and cuts needed. Once samples are approved, production orders will follow.

If we begin to reliably manufacture diamond products and are successful in expanding our manufacturing capacity, we anticipate that we will experience increased demand for our products both domestically and internationally, given the potential demand for diamond, the variety of potential uses for these products in gemstone, high-tech applications, alternative energy technologies, and defense technologies.

Competition

Over recent years, the lab-grown diamond market share has been growing steadily within the entire diamond market. It is estimated that the lab-grown diamond market will amount to 10% of the overall diamond market worldwide by 2030. The global lab-grown diamond market is estimated to have reached $26 billion in 2020 (per Allied Market Research), growing at a CAGR of 10% during 2021 to 2030. As of 2019, China was by far the world’s largest producer, accounting for a 56% share of lab-grown diamond production worldwide. India was the world’s second largest producer, having produced a distant 15% share of lab-grown diamonds. The United States followed closely in third place at 13%. In 2020, the worldwide lab-grown diamond production grew to around seven million carats according to the BBC. While at the same time, the production of mined diamonds fell to 111 million carats after reaching a peak of 152 million carats in 2017 according to a report by the Antwerp World Diamond Centre and Bain & Company. De Beers, the largest diamond producer, reported a 14% decrease in production in its 2020 annual report. They attributed this major downturn to the COVID-19 pandemic but indicated that the market is beginning to recover.

Sales of lab-grown diamonds into the diamond jewelry market are currently small but aggressively growing because of awareness, acceptability, social factors, and pricing. The industrial market for lab-grown diamond materials is more developed, but it is diffused across geography and a wide variety of industrial application segments. Diamond materials are employed in manufacturing electronic goods such as flat screens, medical equipment, and the production of abrasives. The rapid growth of the construction and automotive sectors is a major factor in boosting the market. In the construction industry, lab-grown diamond materials are used for drilling, cutting, grinding, and polishing purposes. Increasing urbanization is driving the growth of the construction industry as the government is focusing on infrastructure development, such as transportation, water supply, telecommunication, and energy networks. As a result, the rising construction activities, especially in the Asia Pacific, such as ’Smart City Mission’ and ‘Housing for All,’ are likely to fuel the product demand for diamond materials.

Competitive factors that influence the market for our products include product quality, consistency of supply, and price. There are two main methods for producing lab-grown diamonds.

The first method, called high pressure high temperature, or HPHT, is the first method invented for the creation of lab-grown diamonds, originating in the 1950s in the laboratories of the General Electric Company. The HPHT process employs very large physical presses, which exert enormous amounts of pressure on a small cell containing graphite material and a catalyst. Over time, that cell is heated and pressed causing diamond to nucleate and grow. HPHT is most often used in the creation of diamond bort and grit for industrial abrasives and for small stones in jewelry. There are some companies that use HPHT to grow larger single crystal diamonds and some companies that use HPHT equipment with a different method to enhance the color of mined and lab-grown diamonds.

The second method, chemical vapor deposition, or CVD is the method on which our Diamond Technology is based. This method is very different than HPHT as it uses low pressure and heated carbon rich gases. Plasma is formed, and a cloud of ionized carbon rich gases and these ions are forced onto a small sliver of diamond seed, extending or growing the diamond.

While HPHT produces more of the industry’s lab-grown diamonds, the HPHT process is less common than CVD for larger single crystal diamond production because it typically produces smaller diamond batches than CVD and it is more difficult to control the yields of the processes. HPHT is commonly used for yellow diamonds often used for seeds. We believe that we will be able to compete against HPHT diamonds based on batch size cost, color quality, and clarity. We believe that we will be able to efficiently produce lab-grown diamonds possessing identical qualities and characteristics of their mined diamond counterparts.

Lab-grown diamond gemstones and diamond materials for use in industrial applications face competition from established producers and sellers of mined diamonds, including companies such as De Beers, and other current and potential future manufacturers of lab-grown diamonds. At wholesale and retail levels, lab-grown diamonds are in general less expensive than mined diamonds. In addition to being less expensive, lab-grown diamonds are considered by many to be a more environmentally friendly and a more socially ethical alternative to mined diamonds. This is due to lab-grown diamonds being made in a laboratory rather than requiring large amounts of earth to be moved, invariably damaging our ecosystem. Because lab-grown diamonds are produced in a safe environment, our diamonds are completely conflict free, and we do not encounter the “blood diamond” issues associated with mined diamonds.

Our competitors include large multi-national gemstone diamond and diamond materials companies as well as start-up and development-stage gemstone diamond companies, some of whom we may not be aware. Many of our competitors have significantly greater financial, technical, manufacturing, and marketing resources and greater access to distribution channels than we do. Many of our competitors may be able to devote substantially greater resources to promotion and systems development than we can. Barriers to developing competitive technology in our market may not be sufficient to prevent competitors from entering the industry, and current and new competitors may be able to develop competing diamonds at a relatively low cost. We believe that our success will depend heavily upon whether we can achieve significant market acceptance before our competitors are able to introduce universally accepted competitive products.

Several of our competitors offer material in different sizes and classes of diamond, including diamond films, diamond grit, diamond bort, and polycrystalline diamond. Our products, large single crystal diamonds, have fewer competitors. However, industrial diamond manufacturers may in the future attempt to develop large single crystal diamonds similar to ours.

Companies that produce lab-grown diamonds and who may compete with us in one or more markets include Element Six UK Ltd., a privately held subsidiary of De Beers Group, AOTC Group B.V. (Netherlands), Pure Grown Diamonds, Inc./IIa Technologies Pte. Ltd. (USA, Singapore, and Malaysia), WD Lab Grown Diamonds/Carnegie Institution of Washington, Sumitomo Electric Industries, Ltd., Diamond Foundry Inc., Applied Diamond, Inc., and CORNES Technologies Limited (Japan). Other companies could seek to introduce lab-grown diamonds or to develop competing processes for production of lab-grown diamonds and diamond materials. We believe that competition will increase as demand for diamond materials increases for use in industrial and technology applications and as lab-grown diamonds for gemstones continue to gain market acceptance.

Employees

As of December 31, 2022, we had a total of 12 employees. Of these employees, 7 were engaged in manufacturing, 1 in sales, marketing and customer service, 1 in research and development, manufacturing engineering, and software engineering, and 3 in various corporate and administrative functions (information technology, accounting, executives, etc.). None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good.

Seasonality

Our sales to the jewelry industry may be higher in periods leading up to special dates, occasions and seasons that are historically and traditionally highly jewelry gift giving occasions. We expect to encounter seasonality in sales leading up to those traditional sales opportunities including the holiday season running from Thanksgiving to Christmas and the New Year’s Day celebration. Valentine’s Day, Mother’s Day and certain periods of engagement ring purchases, bridal shows and wedding season are anticipated to be part of our seasonality sales forecasts.

Intellectual Property

Our Diamond Technology is based on a CVD diamond growth system, a process by which large, single-crystal diamonds are grown in a controlled laboratory environment. Diamond wafers produced through our Diamond Technology CVD process that have been tested have been shown to be exceptionally pure and possess low levels of structural defects. Advances in this technology have dramatically improved the quality and lowered the cost of high-quality diamonds.

One of our proprietary methods, which is part of our Diamond Technology, is a method of growing diamond crystals from diamond seeds in our proprietary diamond growing machines. Specifically, we place a group of seeds inside our diamond growing machines. Diamond seeds are thin slices of mined or lab-grown diamond. We then apply a vacuum to evacuate the growing chamber. Then refill the chamber with a mixture of several ultra-pure, laboratory grade gases. At least one of those gases is rich in carbon. We stabilize the chamber at a specific pressure, and at that point we apply power to the chamber to create a plasma. That plasma is a glowing hot ball of the gas mixture and contains carbon ions, other ions, and non-ionized gases. Those carbon ions are the key to crystal growth as they become bonded through a chemical reaction to the diamond seed and add a diamond bonded carbon (chemists call this an SP3 bond) layer to the seed. Layer after layer of carbon is added to the seed, which grows to eventually reach the desired height. The plasma is then extinguished, gases are turned off, and the chamber is refilled with air. The process of growing the diamonds can take as long as 45 days, depending upon the size of the diamonds. We can then open the chamber and remove all the diamond crystals, which are further cleaned and cut into gemstones or industrial shapes. Our industrial grade diamond materials are grown using a similar method to the above-described process. As industrial diamond materials are used in a wide variety of applications, including, among others, precision milling and grinding, laser light guides, optical windows, and medical scalpels, our products are grown to various color grades and sizes. These diamonds are then laser cut to match the specific shape required by each application.

Our Diamond Technology provides a materials production platform and is supported by intellectual property, including trade secrets, recipes, and 36 issued patents (28 in the United States and 8 in foreign jurisdictions).

Specifically, our Diamond Technology utilizes proprietary equipment, which we refer to as our diamond growing machines, that control many environmental and chemical parameters to grow pure diamond crystals. The diamond crystals are grown on thin slices of diamond called “seeds.” These seeds provide the blueprint for atomic connections between carbon atoms. Inside the diamond growing machines, carbon rich gases are ionized into a plasma (a very high energy state). These high energy gases will then deposit carbon atoms on top of the diamond seeds. The carbon atoms from the gas plasma bond to the seed, extending the solid diamond crystal. This process is repeated over and over, depositing several atomic layers per second. Over a period of a few weeks, the diamond crystals grow inside the machines vertically into sizes that can be subsequently cut and polished into gemstones or fashioned into industrial pieces.

Our diamonds are grown in batches inside the diamond growing machines. Our proprietary diamond growing machines can maintain a large stable plasma of carbon rich gases for long periods of time. The large size of the plasma and its management is unique to our Diamond Technology and enables the growth of large batches of diamonds.

We are seeking to commercialize our Diamond Technology and are preparing to produce diamonds in volume. We believe that our Diamond Technology can be scaled through larger capacity diamond growing platforms. Our Diamond Technology supports larger plasmas for depositing diamond on even larger batches. Through further research and development, we believe we will be able to increase production by almost 100% over the current process with modifications to our existing diamond growing machines.

Our diamond growing machines are situated in a factory with specific infrastructure that includes a distribution mechanism for high purity laboratory-grade gases, specific environmental control, precisely controlled electricity with backup, and cooling systems that allow the diamond reactions to occur at specific controlled temperatures. We believe that the factory infrastructure and the diamond growing machines will enhance efficiency and produce diamonds at commercial volumes.

Our produced diamonds for use in jewelry are cut and polished using third-party contract resources, similar to how most companies produce gemstones. The diamonds will then be sold through various diamond merchants, diamond brokers, and diamond retailers. Our produced diamond material for use in industrial applications is laser cut by our company and will be sold business-to-business.

To date, our primary focus has been on restarting, operating, and improving our Diamond Technology. Our testing results have demonstrated high quality diamond gemstones in pink and white shades. We have also demonstrated the ability to replicate seeds efficiently. We have developed and demonstrated increased capability in laser diamond cutting, slicing, and sawing to provide simply sawn preforms for efficient polish and cutting by our third-party cutters and polishers. We have also developed and demonstrated the ability to grow and slice seeds for diamond gemstone and industrial diamond materials. Even with these improvements, we will still need to acquire a certain amount of mother seeds per month from third party sources. Our goal is to eliminate this dependency with the eventual acquisition of additional equipment.

Certain of our employees have deep experience in the lab-grown diamond field as well as related semiconductor related fields.

Environmental Matters

Our operations are subject to local, state, and federal laws and regulations governing environmental quality and pollution control. To date, our compliance with these regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

Regulatory Matters

Certain federal and state laws and regulations govern the testing, creation, and sale of the types of diamonds we intend to produce. The FTC and other comparable regulatory authorities in the United States and in foreign countries may extensively and rigorously regulate our lab-grown diamonds, product development activities, manufacturing processes, advertising, and sales. In the United States, the FTC regulates the introduction and labeling of gemstone diamonds. We may be required to:

●	obtain clearance before we can market and sell our lab-grown diamond gemstones;

●	describe our products consistent with the FTC guidelines in marketing and sales material;

●	satisfy content requirements applicable to our labeling, sales, and promotional materials;

●	comply with manufacturing and reporting requirements; and

●	undergo rigorous inspections.

Further, we may be subject to regulatory requirements in the future. Government authorities can withdraw marketing clearance due to our failure to comply with regulatory standards or due to the occurrence of unforeseen problems following initial clearance. Ongoing regulatory requirements are wide-ranging and govern, among other things:

●	product manufacturing;

●	annual inspections related to International Organization for Standardization, or ISO, certification of our quality system;

●	supplier substitution;

●	product changes;

●	process modifications;

●	the process of assuring origin of mine and/or production of diamonds;

●	lab-grown diamond gemstone reporting and disclosure; and

●	product sales and distribution.

Various government agencies may inspect our facilities from time to time to determine whether we comply with applicable laws and regulations. Additionally, if we fail to comply or maintain compliance with laws and regulations pertaining to diamond gemstones, regulatory authorities may fine us and bar us from selling our lab-grown diamond gemstones. If a regulatory agency believes we are not in compliance with such laws or regulations, it may be able to:

●	seize our lab-grown diamond gemstones;

●	require a recall;

●	withdraw previously granted market clearances;

●	implement procedures to stop future violations; and/or

●	seek civil and criminal penalties against us.

Available Information

You will be able to find reports on our company including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on our website www.adamasone.com under the “Investor Relations” heading. These reports are free of charge and are available as soon as reasonably practicable after they have been filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC). We are providing the address to our website solely for the information of investors and the information on our website is not a part of this or any report that we file with the SEC.

Our History

We were incorporated on September 6, 2018, in the state of Nevada for the purpose of acquiring existing technology that would efficiently and effectively produce lab-grown, environmentally friendly, ethically sourced diamonds. On January 31, 2019, we entered into an Amended Asset Purchase Agreement with Scio Diamond Technology Corporation, or Scio, which was subsequently amended February 3, 2020, pursuant to which we acquired substantially all of the assets of Scio, which assets consisted primarily of proprietary diamond growing chemical reactors, which we refer to as diamond growing machines, patents, and all intellectual property related thereto, for an aggregate of 1,500,000 shares of our common stock and payment to certain lenders of Scio of an aggregate of $2.1 million in cash. In addition, we agreed to pay one-half of certain other unsecured operational liabilities of Scio. The transaction was approved by a majority of the Scio stockholders voting in person or by proxy at a special meeting of stockholders held commencing on June 7, 2019, and reconvening on August 6, 2019. The transaction closed on October 17, 2019. We recorded the net value of the assets purchased and liabilities assumed at $8.65 million.

Since acquiring the assets of Scio, we have continued to further develop the technologies acquired from Scio, and we have begun producing diamonds for fine jewelry and diamond material for industrial uses. We have also further improved on the acquired proprietary diamond recipes for pink and white diamond gemstones to the point where they are commercially competitive. We have added new capabilities in diamond planning and laser cutting, which allows for commercially acceptable preforms to be efficiently cut and polished into gemstones. We plan to continue to further refine and improve our technology with respect to lab-grown diamond development, growth, and commercialization.

We are currently a developmental stage company with minimal revenue and a nominal operating history. While we are now able to go-to-market based on our current operations, it is currently on a very small scale. It will take additional time to ramp up our operations as we bring all of the diamond growing machines acquired in the Scio acquisition into operation and increase our production scale through the preparation of additional factory space and the purchase, commissioning, and operation of additional diamond growing machines. Increasing our production scale, the number of diamond crystals grown per month, is our current challenge. For us to increase our production, we must be able to secure the necessary financing and distribution chain. If we are unable to secure adequate financing, we may not be able to fully increase our operations to scale.

We completed our Initial Public Offering (IPO) on December 14, 2022.

Our Common Stock began trading on the Nasdaq Capital Market under the symbol JEWL on December 9, 2022.

ITEM 1A. RISK FACTORS

Purchasing our Common Stock involves a high degree of risk. You should carefully consider the following risk factors, together with all of the information included in this Form 10-K Report, before you decide to purchase shares of our Common Stock. We believe the risks and uncertainties described below are the most significant we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, operating results, and financial condition could be materially and adversely affected. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Because we have recently commenced business operations, we face a risk of business failure.

We were formed on September 6, 2018. Most of our efforts to date have been related to executing our business plan, raising capital, negotiating the acquisition transaction with Scio, and commencing business operations. The prior businesses that utilized our Diamond Technology have failed. From inception through December 31, 2021, we have had no revenue, and we have had limited revenue through September 30, 2022. We face a risk of business failure. Our likelihood of success must be considered in light of the expenses, complications, and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which we will operate. There can be no assurance that future revenue from sales of our intended products or services will occur or be significant enough or that we will be able to sell at a profit, if at all. Future revenue or profits, if any, will depend on many factors, including initial (and continued) market acceptance of our products or services and the successful implementation of the planned strategy.

We only recently formed our Company and acquired our operating assets through the Scio acquisition. From the asset acquisition date, we continue our efforts to ramp up our operations as we bring all of the diamond growing machines acquired in the Scio acquisition into operation and increase our production scale through the preparation of additional factory space and the purchase, commissioning, and operation of additional diamond growing machines. Increasing our production scale, the number of diamond crystals grown per month, is our current challenge. For us to increase our production, we must be able to secure the necessary financing and distribution channels. If we are unable to secure adequate financing, we may not be able to fully increase our operations to scale.

Our future profitability, if any, could be materially and adversely impacted if we are unable to produce marketable diamonds or diamond materials on a large scale. Our ability to achieve profitability will be dependent on the ability of our future products or services to generate sufficient operating cash flow to fund the continuation of our business and future growth or acquisitions. There can be no assurance that our future results of operations will be profitable or that our strategy will be successful or even begin to generate any substantial revenue.

There is substantial doubt about our ability to continue as a going concern.

For the year ended September 30, 2022, we incurred a net loss of $11.1 million and used approximately $3.2 million of cash in operations. For the year ended September 30, 2021, we incurred a net loss of $12.1 million and used approximately $2.2 million of cash in operations. As of September 30, 2022, we had an accumulated deficit of $41.3 million. In addition, we have only recently commenced commercial sales of our product during the twelve months ended September 30, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. Semple, Marchal & Cooper, LLP, our independent registered public accounting firm, included an explanatory paragraph in its report on our financial statements as of, and for the year ended, September 30, 2022, describing the existence of substantial doubt about our ability to continue as a going concern.

We will need additional financing to implement our full business plan and to service our ongoing operations. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and possibly divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings and debt financings. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses, require that our assets secure such debt, or provide for high interest rates, discounted conversion prices, or other unfavorable terms. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should we be unable to continue as a going concern. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment.

Loss of key members of management or our inability to attract and retain qualified personnel could adversely affect our business.

Our success depends substantially on the efforts and abilities of our senior management and key personnel. The competition for qualified management and key personnel is intense. Although we maintain noncompetition and nondisclosure covenants with many of our key personnel, and we have employment agreements with the key personnel, all our employees are “employees at will.” The loss of services of one or more of our key employees or the inability to hire, train, and retain additional key personnel could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.

In addition, our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Mr. Grdina, our President and Chief Executive Officer. The loss of the services of one or more of our key personnel could materially and adversely affect our operations.

The inability of our senior management and board of directors to ensure the timely filing of our periodic reports pursuant to Section 13 or 15(d) of the Exchange Act could result in the termination of our registration status or revocation by the SEC of the registration of our securities pursuant to Section 12(j) of the Exchange Act.

Our future survival as a public company will largely depend on the ability of our senior management and board of directors to ensure the timely filing of our periodic reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Pursuant to the list set forth below at the end of this risk factor, while each of our named executive officers and one of our directors were executive officers and/or directors of certain other public companies in the past, such companies in certain instances did not timely file their respective periodic reports in accordance with the rules of the SEC. As a result, such companies were required to terminate their registration status pursuant to the filing of a Form 15 or had their securities registration revoked by the SEC pursuant to Section 12(j) of the Exchange Act. Such companies may also have been delisted from their respective national securities exchanges.

The potential failure to timely file such information for our company would result in stockholders and/or prospective investors not having complete current business and financial information about our company. Therefore, the potential occurrence of such an event could cause the existence of inadequate public information available about our company to properly evaluate our common stock or the general status of our company.

Mr. Grdina, our President and Chief Executive Officer and Chairman of the Board, served as Chief Executive Officer and a director of NOHO, Inc., and Mr. Staehr, our Chief Financial Officer, served as Chief Financial Officer of NOHO, Inc. from October 2013 to May 2015. During their respective tenures, NOHO, Inc. filed Forms 12b-25 notifying the public of the late filings of its (a) Form 10-K on March 31, 2015; and (b) Forms 10-Q on the following dates: March 19, 2013; August 14, 2013; November 14, 2013; May 15, 2014; and November 14, 2014. NOHO, Inc. failed to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and on May 19, 2015, NOHO, Inc. filed a Form 15 to terminate its registration under Section 12(g) of the Exchange Act.

Mr. Staehr, our Chief Financial Officer, served as Chief Financial Officer for Mix 1 Life, Inc. from October 2016 to August 2018 and served as the sole officer and director from February 2017 to August 2018. During his tenure, Mix 1 Life, Inc. filed Forms 12b-25 notifying the public of the late filings of its (a) Form 10-K on November 30, 2016; and (b) Form 10-Q on January 17, 2017. Mix 1 Life, Inc. failed to file its (a) Annual Report on Form 10-K for the fiscal year ended August 31, 2016; (b) Quarterly Reports on Form 10-Q for the quarterly periods ended November 30, 2016, February 28, 2017, and May 31, 2017; (c) Annual Report on Form 10-K for the fiscal year ended August 31, 2017; (d) Quarterly Reports on Form 10-Q for the quarterly periods ended November 30, 2017, February 28, 2017, and May 31, 2017; and (e) Annual Report on Form 10-K for the fiscal year ended August 31, 2018. On August 6, 2018, Mix 1 Life, Inc. filed a Form 15 to terminate its registration under Section 12(g) of the Exchange Act.

Mr. McGuire, our Chief Operating Officer, served as President and Chief Executive Officer of Scio Diamond Technology Corporation from June 14 until its acquisition by our company in September 2019. During his tenure, Scio Diamond Technology Corporation filed Forms 12b-25 notifying the public of the late filings of its (a) Forms 10-K on June 27, 2014 and June 30, 2017; and (b) Forms 10-Q on the following dates: November 14, 2016; August 14, 2017; November 15, 2017; and February 15, 2018. Scio Diamond Technology Corporation failed to file its (a) Annual Report on Form 10-K for the fiscal year ended March 31, 2017; (b) Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2017, September 30, 2017, and December 31, 2017; (c) Annual Report on Form 10-K for the fiscal year ended March 31, 2018; (d) Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2018, September 30, 2018, and December 31, 2018; and (e) Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Effective August 9, 2019, pursuant to Section 12(j) of the Exchange Act, the registration of each class of Scio Diamond Technology Corporation’s securities registered pursuant to Section 12 of the Exchange Act were revoked by the SEC.

Mr. Vassilakos, a director of our company, served on the Board of Directors of Cross Border Resources, Inc. from April 2012 to February 2016. During his tenure, Cross Border Resources, Inc. filed Forms 12b-25 notifying the public of the late filings of its Forms 10-Q on November 15, 2013 and November 17, 2014. On August 14, 2015, Cross Border Resources, Inc. filed a Form 15 to terminate its registration under Section 12(g) of the Exchange Act.

Mr. Vassilakos, a director of our company, served as interim President and Chief Executive Officer of Red Mountain Resources, Inc. from February 2011 to March 2011 and also served on the Board of Directors of Red Mountain Resources, Inc. from October 2011 to February 2016. During his tenure, Red Mountain Resources, Inc. filed Forms 12b-25 notifying the public of the late filings of its Forms 10-Q on October 14, 2011 and November 12, 2014. On November 13, 2015, Red Mountain Resources, Inc. filed a Form 15 to terminate its registration under Section 12(g) of the Exchange Act.

Our Chairman of the Board, President and Chief Executive Officer has limited experience in the diamond gemstone and diamond industrial market. and is not required to devote his full time and attention to our business, and there are significant potential conflicts of interest.

Our Chairman of the Board, President, and Chief Executive Officer, John G. Grdina, has spent most of his prior career in various aspects of manufacturing, production, distribution, and marketing multiple products and categories. Mr. Grdina has limited experience in the diamond gemstone or diamond industrial market.

We have a limited operating history and have incurred losses to date. We have generated minimal revenue to date, and therefore it is difficult to evaluate our business and prospects.

Our company is in its early stages of operation, is not a profitable enterprise, and may incur substantial losses for the foreseeable future. As a company in the early stages of operation, our business is subject to all the risks inherent in a new business enterprise. We have no substantial operating history for investors to consider in evaluating our business and prospects. When making the decision to invest in our common stock, investors should consider the risks, expenses, and difficulties that we may encounter as a young company in a new market with the assets of a company that has failed in the past. These risks include the following:

●	our need to fund and manage our rapidly developing and changing operations;

●	our need to expand our sales and marketing activities;

●	our need to quickly hire and integrate new personnel, including various levels of senior management who have been hired relatively recently;

●	our ability to develop additional applications and markets for our lab-grown diamond gemstones and diamond materials;

●	our ability to produce diamond materials sufficient to meet the specifications and needs of various industrial and technology applications;

●	our ability to produce lab-grown diamonds sufficient to meet anticipated demand in the gemstone marketplace;

●	acceptance of our lab-grown diamonds in the gemstone marketplace; and

●	the need to further refine and improve our technology with respect to lab-grown diamond development, growing, and commercialization, including the need to make the diamond growing process commercially viable, acceptable (by our own and third-party measures), and economical, and our intellectual property and product offerings, and the need to respond to changing technologies and consumer preferences.

The lab-grown diamond gemstone and diamond materials market is a rapidly growing segment of the overall diamond market. Our business is subject to the risks inherent in the transition of this market segment from early commercial production to mainstream alternative to mined diamonds.

Our failure to complete and integrate commercial development of our diamonds and to distribute them in sufficient quantities to meet market demand would have a material adverse effect on our business, results of operations, financial condition, and prospects. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating with developing and unproven manufacturing processes.

To address these risks, we must, among other things, respond to competitive developments, attract and motivate qualified personnel, develop market acceptance for our diamonds and diamond materials, establish effective distribution channels, effectively manage any growth that may occur, and continue to upgrade and successfully commercialize our Diamond Technology and our products incorporating such technology.

We will require additional funding to support our current and future expanded operations.

We currently have limited cash and working capital to support our operations. Our future continuing operations will require additional funding, and we may not be able to obtain such funding on acceptable terms or at all. We likely will require additional capital to be able to fund continued development and improvement of the process for growing diamonds and to fund our expansion of manufacturing capacity to meet projected growth of the market for our diamonds. There can be no assurance that such efforts for raising capital will not involve substantial dilution with respect to our existing or future stockholders.

Our future capital requirements will depend on many factors, including the speed at which our production process can be scaled-up for high-yield production, market acceptance of and demand for our diamonds, and the timing of our expansion into new diamond markets. Our future capital requirements depend upon many factors, including, but not limited to:

●	the rate at which we increase our production capacity;

●	the rate at which we expand our sales and marketing operations;

●	the rate at which we attract consumers, distributors, and strategic relationships;

●	the extent to which we can develop and upgrade our technology and infrastructure; and

●	the response of competitors to our product offerings.

We expect significant additional financing to be required to meet these challenges and there can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. If we raise additional funds by selling stock, the percentage ownership of our then current stockholders will be reduced, and we may raise these funds with securities that have rights, preferences, or privileges equal or superior to the rights of investors owning our common stock. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly, or we could terminate operations entirely, resulting in a complete loss of investment for our stockholders. Our inability to obtain financing on acceptable terms when needed would have a material adverse effect on our business, results of operations, financial condition, and prospects.

Our predecessors have attempted to commercialize our technology and have, for various reasons, failed, and our current business model has only recently been implemented.

We produce lab-grown diamonds for retail gemstone consumption and diamond materials for specific industrial applications. Our predecessors have attempted to commercialize our technology and have for various reasons (including lack of funding), failed. Although other companies are selling lab-grown diamond gemstones, we believe that the market for such lab-grown diamonds has not been fully developed. Accordingly, our business model may not be successful, and we may need to make substantial changes thereto. Our ability to generate significant revenue will depend, in large part, on our ability to successfully market our product to consumers, distributors, and commercial customers. We intend to continue to develop our business model as the market for our products evolves.

We are wholly dependent on our Diamond Technology, which has not been commercially proven.

Our diamond supply depends entirely on our ability to manufacture diamonds using our Diamond Technology. Although we have been able to produce limited quantities of high-quality lab-grown diamond gemstones, we have yet to prove that we can transfer such success into a mass production process that will yield high-quality gemstones and material suitable for retail gemstone distribution and commercial/industrial applications. The inability or difficulty to transfer our Diamond Technology into a high-yield production facility would have a material adverse effect on our business, results of operations, financial condition, and prospects. Our inability to produce high-quality lab-grown diamonds would have a significant material adverse effect on our business, results of operations, financial condition, and prospects that would likely result in our insolvency and the loss of your entire investment.

Our business is exposed to the risk of facility and equipment failures.

Like any manufacturing process, our business relies upon properly and efficiently run equipment and facilities. Over time, our facilities and equipment may depreciate and degrade. Although we have a preventative maintenance program, we attempt to maintain our facilities and equipment in proper working order and according to our equipment manufacturer’s standards, and we attempt to mitigate risks through redundancies where possible, there is still a risk of a potential failure in our facilities or equipment. Potential failures may also arise from outside sources such as utility companies from whom we receive electricity, natural gas and water, all of which are essential to our manufacturing processes. Such a failure could interrupt our production and have a significant material adverse effect on our business, results of operations, financial condition, and prospects.

Our future revenue is unpredictable, and we expect the results of operations to fluctuate from period to period.

Our lack of long-term operating history and the emerging nature of the markets in which we expect to compete make it difficult for us to accurately forecast revenue in any given period. As such, revenue could fall short of our expectations if we experience production delays or difficulties. Likewise, revenue could fall short of expectations should our product not be met with the demand we anticipate from the marketplace. We have limited experience in manufacturing diamonds and in financial planning for our business on which to base our planned operating expenses.

Our results of operations are likely to fluctuate substantially from period to period because of a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

●	our ability to manufacture diamonds at all or that meet customer specifications or expectations;

●	outside market influences beyond our control, including extended periods of decreased demand for diamonds;

●	our ability to enter successful strategic relationships;

●	our ability to attract purchasers and/or distributors;

●	the amount and timing of operating costs and capital expenditures relating to expansion of production operations;

●	the rate at which individuals and organizations accept our diamonds;

●	an announcement or introduction of new or enhanced diamonds or services by our competitors;

●	our ability to attract and retain qualified personnel; and

●	pricing policies instituted by our current and possible future competitors.

We have generated minimal revenue to date, and consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise. We are currently generating minimal revenue and expect to begin generating revenue in the future, but there can be no assurances that we will ever generate sufficient revenue to achieve profitability. If we do achieve profitability, there can be no assurances that we can sustain or increase profitability.

We may not be able to establish effective distribution channels.

We initially intend to sell our diamonds in selected markets in the United States and internationally. We expect that we will be required to enter into formal distribution agreements with, and will be dependent upon, several third parties for distribution and sales of our diamonds. We have only begun to sell our diamonds directly to customers and have not yet entered into any formal distribution agreements. Our initial sales for the twelve months ended September 30, 2022, have been primarily to one customer. There can be no assurance that we will be able to broaden our customer base and enter into distribution agreements with distributors or that our distribution strategy will prove to be successful. Additionally, there can be no assurance that distributors will devote the efforts needed for successful distribution of our diamonds. Our inability to enter into favorable arrangements with distributors or to achieve the desired distribution of our diamonds would have a material adverse effect on our business, results of operations, financial condition, and prospects.

Sales of diamonds for industrial applications are dependent upon our ability to enter profitable relationships with businesses best able to utilize the unique characteristics of diamonds. There is no assurance that we will be able to initiate and maintain these relationships.

Our Diamond Technology may be vulnerable to failure due to potential interruptions in the manufacturing process.

Our success depends, in part, on the performance, reliability, and availability of our Diamond Technology and the diamonds we ultimately produce. Our Diamond Technology and the diamonds produced thereby may be vulnerable to failure or interruption. The failure of our Diamond Technology or the diamonds produced thereby could adversely affect our business. The process for manufacturing diamonds using our Diamond Technology is vulnerable to disruptions due to a variety of factors, including availability of stable power, availability of lab-grade purity gases, availability of diamond seeds, availability of proprietary diamond growing machine parts that wear out over time, and failure of factory systems like cooling, which may lead to interruptions, delays, and losses of opportunities or inability to consistently market and sell our lab-grown diamonds. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We may need to effectively manage the rapid growth of our operations.

Our ability to successfully offer diamonds and to implement our business plan in new markets requires an effective planning and management process. We are in the process of increasing our operations and anticipate having to increase our headcount as well. Increasing our operations and potentially experiencing rapid growth would place a significant strain on our management systems, infrastructure, and resources. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train, and manage our workforce.

Furthermore, we may be required to manage an increasing number of relationships with various diamond industry companies, customers, and other third parties. Any failure to expand any of the foregoing areas efficiently and effectively could cause our business to suffer. We could experience a period of rapid and significant growth, which could continue over several years. We believe rapid growth would place a significant strain on our resources. Our ability to manage growth effectively will require us to implement and improve operational and financial systems and to expand, train, and manage our employee base. We also may be required to manage multiple relationships with various suppliers, customers, and other third parties. Our future results of operations will also depend on our ability to expand sales and marketing, research and development, and administrative support organizations. If we were unable to manage growth effectively, our business, financial condition, results of operations, and prospects would be materially adversely affected.

We may not be successful in hiring additional personnel because of the competitive market for qualified people.

Our future success depends on our ability to identify, attract, hire, train, retain, and motivate highly skilled and qualified executives, technical, managerial, sales and marketing, and business development personnel. We intend to hire a number of executives, technical, sales and marketing, business development, and administrative personnel during the next one or two years. Competition for qualified personnel may prove intense. If we fail to successfully attract, assimilate, and retain a sufficient number of qualified executives, technical, sales and marketing, business development and administrative personnel, our business could suffer.

Our future success also depends on our ability to identify, attract, hire, train, retain, and motivate highly skilled and qualified personnel to develop and manufacture our products. Competition for such personnel may be intense. There can be no assurance that we will be successful in attracting and retaining the specific personnel we will require to conduct and expand our operations successfully or to differentiate us from our competitors. The results of operations and growth prospects could be materially adversely affected if we were unable to identify, attract, hire, retain, and motivate such qualified personnel.

Our success depends upon achieving a critical mass of customers and strategic relationships.

Our success is largely dependent upon achieving significant market acceptance for our diamonds. The market for our diamonds is at an early stage of development. Lab-grown diamonds as a category is just beginning to be accepted at a mass market level in jewelry. We need to build market awareness and acceptance for our diamonds in that segment. In the industrial segment, we need to also build awareness and acceptance for our particular products in various applications. Although we believe that our diamonds will ultimately achieve broad market acceptance, our existing and potential competitors may offer diamonds that could negatively affect the market acceptance of our product and damage our business prospects.

Our success is also dependent upon attracting significant numbers of distributors and forming strategic relationships to market our diamonds. Our ability to enter into beneficial distribution partnerships will depend in large part upon our success in convincing diamond gemstone consumers that our lab-grown diamond gemstones are of a desired quality. Failure to achieve and maintain a critical mass of market acceptance will seriously harm our business in the diamond gemstone industry.

Our insurance policies may not cover all potential losses.

We maintain insurance coverage for general liability, property, directors’ and officers’ liability coverage, and other risks with respect to business operations. While we have comprehensive property and liability insurance policies with coverage features and insured limits that we believe are customary, market forces beyond our control may limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. The cost of our insurance may increase, and our coverage levels may decrease, which may affect our ability to maintain customary insurance coverage and deductibles at acceptable costs. There is a limit as well as various sub-limits on the amount of insurance proceeds we will receive in excess of applicable deductibles. If an insurable event occurs that affects more than one of our properties, the claims from each affected property may be considered together to determine whether the per occurrence limit, annual aggregate limit, or sub-limits, depending on the type of claim, have been reached. If the limits or sub-limits are exceeded, each affected property may only receive a proportional share of the amount of insurance proceeds provided for under the policy. Further, certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, war, terrorist acts, such as biological or chemical terrorism, political risks, some environmental hazards, and/or natural or manmade disasters, may be outside the general coverage limits of our policy, subject to large deductibles, deemed uninsurable, or too cost-prohibitive to justify insuring against. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of the affected property or in some cases may not provide a recovery for any part of a loss. As a result, we could lose some or all the capital we have invested in a property.

The COVID-19 pandemic has had, and the current and uncertain outlook of the pandemic are expected to have an adverse effect on our business, results of operations, financial condition, and prospects.

Our operations continue to expose us to risks associated with the COVID-19 pandemic. Authorities around the world have implemented numerous measures to try to reduce the spread of the virus, and such measures have impacted and continue to impact us, our business partners, and consumers. While some of these measures have been lifted or eased in certain jurisdictions, other jurisdictions have seen a resurgence of COVID-19 cases resulting in reinstitution or expansion of such measures.

We could see changes in consumer demand because of COVID-19, including the inability of consumers to purchase our products due to illness, quarantine, or other restrictions, store closures, or financial hardship. Reduced demand for our products or changes in consumer purchasing patterns, as well as continued economic uncertainty, can adversely affect our customers’ financial condition, which can result in bankruptcy filings and/or an inability to pay for our products. In addition, we may also continue to experience business disruptions as a result of COVID-19, resulting from temporary closures of our facilities or facilities of our business partners or the inability of a significant portion of our or our business partners’ workforce to work because of illness, quarantine, or travel or other governmental restrictions. Any sustained interruption in our or our business partners’ operations, or supply chain or any significant continuous shortage of raw materials or other supplies, including personal protective equipment or sanitization products, can negatively impact our business.

The impact of COVID-19 has heightened, or in some cases manifested, certain of the other risks discussed herein. The extent of the impact of the COVID-19 pandemic on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by jurisdiction and market, including the duration and scope of the pandemic, the development and availability of effective treatments and vaccines, global economic conditions during and after the pandemic, including how long it takes to recover from any economic recessions and inflationary pressures resulting from COVID-19, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.

The impact of COVID-19 could be further exacerbated by the continued presence of variants, including, but not limited to, the Delta and/or Omicron variants.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing invasion of Ukraine by Russia.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and Russia’s launch of a full-scale military invasion of Ukraine in February 2022. Although the length and impact of the ongoing military conflict is highly unpredictable, the war in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit, and capital markets. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine, and subsequent military invasion in Ukraine have led to sanctions and other penalties being levied by the United States, the European Union, and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including the agreement by the U.S. and the EU to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional equity or debt funding. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the war, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

In addition, as a result of the ongoing conflict between Russia and Ukraine, we may experience other risks, difficulties and challenges in the way we conduct our business and operations generally. For example, there may be an increased risk of cybersecurity attacks due to the current conflict between Russia and Ukraine, including cybersecurity attacks perpetrated by Russia or others at its direction in response to economic sanctions and other actions taken against Russia as a result of its invasion of Ukraine. Any increase in such attacks on us or our third-party providers or other systems could adversely affect our network systems or other operations. At this time, to the best of our knowledge, we do not believe we have experienced any cyberattacks that are related to the conflict between Russia and Ukraine. Although we have taken steps to enhance our protections against such attacks, including removing internet connectivity from our diamond growing machines and laser machines and using fully encrypted file share facilities, we may not be able to address these cybersecurity threats proactively or implement adequate preventative measures and there can be no assurance that we will promptly detect and address any such disruption or security breach, if at all.

A protracted conflict between Ukraine and Russia, any escalation of that conflict, and the financial and economic sanctions and import and/or export controls imposed on Russia by the United States, the UK, the EU, Canada and others, and the above-mentioned adverse effect on our operations (both in this region and generally) and on the wider global economy and market conditions could, in turn, have a material adverse impact on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.

The current and future state of the global economy may curtail our operations and our anticipated revenue.

Our business may be adversely affected by changes in domestic and international economic conditions, including inflation, changes in consumer preferences and changes in consumer spending rates, personal bankruptcy, and the ability to collect our accounts receivable. Changes in global economic conditions may adversely affect the demand for our products and make it more difficult to collect accounts receivable, thereby negatively affecting our business, results of operations, financial condition, and prospects. The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions could, among other things, impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts, decreasing customers’ ability to spend disposable income on luxury items such as jewelry, or non-performance by suppliers. Additionally, consumers may significantly prefer mined diamonds over our lab-grown diamonds, which would significantly diminish anticipated sales.

Acts of war, terrorism, or other unknown and unexpected events could disrupt our business and we could be required to cease our operations.

Involvement in a war or other military action or acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in (i) delays or cancellations of customer orders, (ii) a general decrease in consumer spending, (iii) our inability to effectively market and distribute our products, or (iv) our inability to access capital markets, our business, results of operations, financial condition, and prospects could be materially and adversely affected. We are unable to predict whether the involvement in a war or other military action will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations, financial condition, or prospects.

Changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations.

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may require retrospective application and affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations.

We may incur impairment charges related to the fair value of our assets.

Changes to estimates or projections used to assess the fair value of our assets or results of operations that are lower than our current estimates may cause us to incur impairment losses and require us to write-off all or a portion of the remaining value of our goodwill or other tangible and intangible assets.

Our total assets include goodwill and other intangible assets. As of September 30, 2022, of our total assets, approximately 74% is goodwill and other intangible assets. We evaluate our goodwill and other intangible assets for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value is below the carrying value. We may be required to record a significant non-cash impairment charge in our financial statements during the period in which any impairment of our goodwill, other intangible assets or other assets is determined, negatively impacting our results of operations and stockholders’ equity.

Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

We plan to expand our use of third-party social media platforms as marketing tools for our diamond gemstones. For example, we plan to further establish and maintain Instagram, Snapchat, Facebook, Twitter, TikTok, and Pinterest accounts, as well as our channel on YouTube and Spotify. We also plan to establish and maintain relationships with social media influencers. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms, we use do not evolve quickly enough for us to fully optimize such platforms, our ability to acquire new consumers and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors, or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines, or other penalties and have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, an increase in the use of social media for marketing may cause an increase in the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the United States Federal Trade Commission, or the FTC, has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a material relationship between an influencer and an advertiser. While we will ask influencers to comply with the FTC regulations, we may not be able to regularly monitor what our influencers post, and if we were held responsible for the content of their posts, we could be forced to alter our practices, which could have material adverse effect on our business, financial condition, results of operations, and prospects.

We are subject to risks related to corporate social responsibility.

Many factors influence our reputation and the value of our brand, including the perception held by our stakeholders and the industries in which we do business. Our business faces increasing scrutiny related to environmental, social, and governance activities and risk of damage to our reputation and the value of our brands if we fail to act responsibly or comply with regulatory requirements in several areas, such as safety and security, environmental stewardship and sustainability, supply chain management, climate change, diversity, human rights, philanthropy, and support for local communities.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we will be required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining all public company reporting requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our stockholders. If our revenue is insufficient or non-existent, and/or we cannot satisfy many of these costs through the issuance of shares or debt, we may be unable to satisfy these costs in the normal course of business. This would certainly result in our being unable to continue as a going concern.

We may not have or ever have the resources or ability to implement and manage our growth strategy.

Although we expect to experience growth based on the ability to implement and execute our business strategy, significant operations may never occur because the business plan may never be fully implemented because of the lack of funds to do so. If our growth strategy is implemented, of which no assurances can be provided, a significant strain on management, operating systems, or financial resources may be imposed. Failure by our management to manage this expected growth, if it occurs, or unexpected difficulties encountered during this growth, could have a material adverse impact on the results of operations or financial condition.

Our ability to operate profitable revenue generating products (if we are able to establish any product lines at all) will depend upon a number of factors, including (i) identifying appropriate and satisfactory sales channels; (ii) generating sufficient funds from our then-existing operations or obtaining third-party financing or additional capital to develop new product lines; (iii) our management team and our financial and accounting controls; and (iv) staffing, training, and retention of skilled personnel, if any at all. These factors most likely will be beyond our control and may be adversely affected by the economy or actions taken by competing businesses. There can be no assurance that we will be able to execute and manage a growth strategy effectively or at all.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Rule 13a-15(f) of the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP, and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and/or directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Regulatory Risks

Our business is extensively regulated, and any failure to comply with applicable laws could materially adversely affect our business.

Certain federal and state laws and regulations govern the testing, creation, and sale of the types of diamonds we intend to produce. The FTC and other comparable regulatory authorities in the United States and in foreign countries may extensively and rigorously regulate our lab-grown diamonds, product development activities, manufacturing processes, advertising, and sales. In the United States, the FTC regulates the introduction and labeling of gemstone diamonds. We may be required to:

●	obtain clearance before we can market and sell our lab-grown diamond gemstones;

●	describe our products consistent with the FTC guidelines in marketing and sales material;

●	satisfy content requirements applicable to our labeling, sales, and promotional materials;

●	comply with manufacturing and reporting requirements; and

●	undergo rigorous inspections.

Further, we may be subject to regulatory requirements in the future. Government authorities can withdraw marketing clearance due to our failure to comply with regulatory standards or due to the occurrence of unforeseen problems following initial clearance. Ongoing regulatory requirements are wide-ranging and govern, among other things:

●	product manufacturing;

●	annual inspections related to International Organization for Standardization, or ISO, certification of our quality system;

●	supplier substitution;

●	product changes;

●	process modifications;

●	the process of assuring origin of mine and/or production of diamonds;

●	lab-grown diamond gemstone reporting and disclosure; and

●	product sales and distribution.

Various government agencies may inspect our facilities from time to time to determine whether we comply with applicable laws and regulations. Additionally, if we fail to comply or maintain compliance with laws and regulations pertaining to diamond gemstones, regulatory authorities may fine us and bar us from selling our lab-grown diamond gemstones. If a regulatory agency believes we are not in compliance with such laws or regulations, it may be able to:

●	seize our lab-grown diamond gemstones;

●	require a recall;

●	withdraw previously granted market clearances;

●	implement procedures to stop future violations; and/or

●	seek civil and criminal penalties against us.

The former stockholders of Scio or the SEC may continue to bring actions for possible omissions from Scio’s proxy statement for the special meeting of stockholders held to approve the asset sale transaction between Scio and our company.

On January 31, 2019, we entered into an Amended Asset Purchase Agreement with Scio, which was subsequently amended February 3, 2020, pursuant to which we acquired substantially all of the assets of Scio. Scio filed its definitive proxy statement with the SEC on May 17, 2019 for a special meeting of the stockholders to obtain stockholder approval of the sale transaction. The transaction was approved by a majority of the Scio stockholders voting in person or by proxy at the special meeting of stockholders held commencing on June 7, 2019 and reconvening on August 6, 2019. The former stockholders of Scio or the SEC may be able to bring an action for monetary damages or recission based on possible omissions from such proxy statement, such as audited financial statements. While financial statements were filed, it is our understanding that Scio did not have the funds to pay for an audit. We believe any such claims made against our company would likely be without merit given that the proxy statement was filed by Scio and not our company and that we acquired only the assets and certain liabilities of Scio and did not assume any and all liabilities of Scio. We would defend any such claims vigorously. If a former stockholder of Scio or the SEC were to bring a claim, however, it could divert the attention of our management, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Subsequent to the fiscal year ending September 30, 2022, we became a party to a class action filing previously between Scio Diamond Technology Corporation and a class action investor. We have retained outside counsel specifically for this matter and are working with other defendants named in this matter to increase our chance of prevailing. Our approach will seek the dismissal of all items related to this legal action. We believe the case is without merit and will defend our position vigorously. Based on the Company’s assessment of a favorable decision by the court no liability has been recorded on our balance sheet on September 30, 2022.

Future litigation against us, which may arise in the ordinary course of our business, could be costly and time- consuming to defend.

We are subject to claims that arise in the ordinary course of business, such as claims brought in connection with commercial disputes, employment claims made by our current or former employees, or claims brought by third parties for product liability. Third parties may in the future assert intellectual property rights to technologies that are important to our business and demand back royalties or demand that we license their technology. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance may not cover such claims, may not be sufficient for one or more of such claims, and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, negatively affecting our business, results of operations, financial condition, and prospects.

Risks Related to our Common Stock

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful stockholder claims against us and may reduce the amount of money available to us.

As permitted by Section 78.7502 of Chapter 78 of the Nevada Revised Statutes, or the NRS, our amended and restated articles of incorporation limit the liability of our directors to the fullest extent permitted by law. In addition, as permitted by Section 78.7502 of the NRS, our amended and restated articles of incorporation and amended and restated bylaws provide that we shall indemnify, to the fullest extent authorized by the NRS, any person who is involved in any litigation or other proceeding because such person is or was a director or officer of ours or is or was serving as an officer or director of another entity at our request, against all expense, loss, or liability reasonably incurred or suffered in connection therewith. Our amended and restated articles of incorporation provide that indemnification includes the right to be paid expenses incurred in defending any proceeding in advance of its final disposition; provided, however, that such advance payment will only be made upon delivery to us of an undertaking, by or on behalf of the director or officer, to repay all amounts so advanced if it is ultimately determined that such director is not entitled to indemnification.

Section 78.7502 of the NRS permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative, except an action by or in the right of us, by reason of the fact that the person is or was a director, officer, employee, or agent of ours, or is or was serving at our request as a director, officer, employee, or agent of another company, partnership, joint venture, trust, or other enterprise, against expenses, including attorneys’ fees, judgment, fines, and amounts paid in settlement actually and reasonably incurred by the person in connection with the action, suit, or proceeding if the person is not liable under Section 78.138 of the NRS, or acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful.

The above limitations on liability and our indemnification obligations limit the personal liability of our directors and officers for monetary damages for breach of their fiduciary duty as directors by shifting the burden of such losses and expenses to us. Certain liabilities or expenses covered by our indemnification obligations may not be covered by our directors’ and officers’ insurance policy or the coverage limitation amounts may be exceeded. As a result, we may need to use a significant amount of our funds to satisfy our indemnification obligations, which could severely harm our business and financial condition and limit the funds available to stockholders who may choose to bring a claim against us.

We may be unable to maintain our listing, and an active trading market may not be sustained.

Our common stock began trading on the Nasdaq Capital Market on December 9, 2022. There can be no assurance that we will meet the listing requirements in the future or maintain an active public trading market for our common stock. In the absence maintaining our Nasdaq listing or an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;

●	market visibility for shares of our common stock may be limited; and

●	a lack of visibility for shares of our common stock may have a depressive effect on any market price for our shares of common stock that might develop.

We currently trade our common stock on the Nasdaq Capital Market. There can be no assurance that we will be able to maintain the listing of our shares on the Nasdaq Capital Market.

The lack of an active market would impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire additional intellectual property assets by using our shares of common stock as consideration.

Our stock price may be volatile, and you may not be able to sell shares of our common stock at or above the price you paid.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Such factors include the following:

●	actual or anticipated fluctuations in our results of operations;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations, or capital commitments;

●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

●	issuance of new or updated research or reports by securities analysts or changed recommendations for our stock;

●	our focus on long-term goals over short-term results;

●	the timing of our investments in the growth of our business;

●	actual or anticipated changes in regulatory oversight of our business;

●	additions or departures of key management or other personnel;

●	disputes or other developments related to our intellectual property or other proprietary rights, including litigation; and

●	general economic and market conditions.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following this offering. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our common stock price and trading volume could decline.

Our stock price and trading volume will be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business, or publish negative reports about our business, regardless of accuracy, our common stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. We expect that only a limited number of analysts will cover our company following our initial public offering. If the number of analysts that cover us declines, demand for our common stock could decrease and our common stock price and trading volume may decline.

Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may result in forecasts that differ significantly from our own.

Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline.

We will continue to incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting, insurance, and other expenses that we did not incur as a private company. For example, we incur increased legal and accounting costs as a result of being subject to the information and reporting requirements of the Exchange Act and other federal securities laws. The costs of preparing and filing periodic and other reports, proxy statements, and other information with the SEC and furnishing audited reports to stockholders will cause significant increase in our expenses than if we remained privately held. The cost of being a public company will divert continue resources that might otherwise have been used to develop our business, which could have a material adverse effect on our company.

As a public company, we are required to comply with certain corporate governance and financial reporting practices and policies required of a public reporting company. We are required to file with the SEC annual and quarterly information and other reports pursuant to the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we will be subject to other reporting and corporate governance requirements, including the requirements of the Nasdaq exchange on which our common stock is listed., and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which will impose significant compliance obligations upon us. As a public company, we, among other things, were required to do the following:

●	prepare and distribute periodic public reports and other stockholder communications;

●	comply with our obligations under the federal securities laws and applicable listing rules;

●	create or expand the roles and duties of our board of directors and committees of the board of directors;

●	institute more comprehensive financial reporting and disclosure compliance functions;

●	enhance our investor relations function;

●	establish new internal policies, including those relating to disclosure controls and procedures; and

●	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

We may not be successful in complying with these obligations, and the significant commitment of resources required for complying with them could have a material adverse effect on our business, results of operations, financial condition, and prospects. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, on the committees of our board of directors, or as our executive officers.

In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired and we could suffer adverse regulatory consequences or violate applicable listing standards. There could also be a negative reaction to our stock price due to a loss of investor confidence in us and the reliability of our financial statements, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

These changes require a significant commitment of resources and management supervision that has increased and may continue to increase our costs and might place a strain on our management, systems, and resources. As a result, our management’s attention might be diverted from other business concerns. If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC. We cannot predict or estimate the amount of additional costs we may incur in the future or the timing of such costs. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action and potentially civil litigation.

Provisions in our corporate charter documents and under Nevada law could make acquiring us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated articles of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby reducing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include the following:

●	our Board of Directors has the right to elect directors to fill a vacancy created by the expansion of our Board of Directors or the resignation, death, or removal of a director, which will prevent stockholders from being able to fill vacancies on our Board of Directors;

●	our amended and restated articles of incorporation prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; and

●	our Board of Directors can issue, without stockholder approval, shares of undesignated preferred stock, which makes it possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management or members of our Board of Directors.

In addition, we are subject to Nevada’s statute on combinations with interested stockholders (Sections 78.411—78.444 of the NRS), which prohibits us from entering into a “combination” with an “interested stockholder” for up to four years, unless certain conditions are met (such as, in some circumstances, approval by our Board of Directors before such person became an interested stockholder, or by both our Board of Directors and a supermajority of the disinterested stockholders). Under the statute, an interested stockholder is a person who beneficially owns (or, if one of our affiliates or associates did, within the prior two years, beneficially own) stock with 10% or more of the corporation’s voting power. The inability of an interested stockholder to pursue the types of combinations restricted by the statute could discourage, delay or prevent a merger, acquisition or other change in control of our company.

Finally, a person acquiring a significant proportion of our voting stock could be precluded from voting all or a portion of such shares under Nevada’s “control share” statute (Sections 78.378—78.3793 of the NRS), which prohibits an acquirer of stock, under certain circumstances, from voting its “control shares” of stock acquired up to 90 days prior to crossing certain ownership threshold percentages, unless the acquirer obtains approval of the disinterested stockholders or unless the issuing corporation amends its articles of incorporation or bylaws within 10 days of the acquisition to provide that the “control share” statute does not apply to the corporation or the types of existing or future stockholders. If the voting rights are not approved, the statute would allow us to call all of such control shares for redemption at the average price paid for such shares.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements, and other factors that our Board of Directors will consider. Accordingly, your only opportunity to achieve a return on your investment in our company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.

We may require additional capital in the future and such additional capital may not be available to us, or only available to us on unfavorable terms.

To the extent that the funds generated by our ongoing operations and capital remaining at our company are insufficient to fund future operating requirements, we may need to raise additional funds through financings or curtail our growth. We cannot be sure that we will be able to raise equity or debt financing on terms favorable to us and our stockholders in the amounts that we require, or at all. If we cannot obtain adequate capital, our business, financial condition, results of operations and prospects could be materially and adversely affected.

In addition, the terms of a capital raising transaction could require us to agree to stringent financial and operating covenants and to grant security interests on our assets to lenders or holders of our debt securities that could limit our flexibility in operating our business or our ability to pay dividends on our common stock and could make it more difficult for us to obtain capital in the future.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.

We may issue additional securities. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our common stock.

The concentration of ownership of our common stock among our executive officers and directors will prevent new investors from influencing significant corporate decisions.

Based on our common stock outstanding as of December 13, 2022, our executive officers and directors will, in the aggregate, beneficially own approximately 40.0% of our outstanding common stock. Mr. Grdina, our President, Chief Executive Officer, and Chairman of the Board, beneficially owns approximately 33.2% of our outstanding common stock is able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of Mr. Grdina may not coincide with the interests of other stockholders, and he may vote in a way with which you disagree and that may be adverse to your interests.

In addition, Mr. Grdina’s concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent our other stockholders from realizing a premium over the market price for their common stock. In addition, because our principal stockholders acquired their shares at prices substantially below the price at which shares are being sold in this offering and have held their shares for a longer period, they may want us to pursue strategies that deviate from the interests of other stockholders. Moreover, while Mr. Grdina has committed to devote his full time and attention to our business for a minimum of 40 hours per week, his employment agreement does not expressly require him to do so. Due to the lack of restrictions in his employment agreement and because he has other investments, he may pursue other employment or business opportunities, including acquisitions, which may be directly or indirectly competitive with our business. Investors should consider that the interests of Mr. Grdina may differ from their interests in material respects.

We are both an “emerging growth company” and a “smaller reporting company,” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” and “smaller reporting companies” may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These provisions include being permitted to have only two years of audited financial statements and management’s discussion and analysis of financial condition and results of operations disclosures in this 10K; being exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; being exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or on any golden parachute payments not previously approved.

We may remain an emerging growth company until as late as September 30, 2026, the fiscal year-end following the fifth anniversary of the completion of this offering, though we may cease to be an emerging growth company earlier under certain circumstances, including if (i) we have more than $1.235 billion in annual revenues in any fiscal year, (ii) we become a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year, or (iii) we issue more than $1.0 billion of non-convertible debt securities over a three-year period. If some investors find our common stock less attractive as a result of us utilizing some or all of these exemptions or forms of relief, there may be a less active trading market for our common stock, and our stock price may decline or become more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of our financials to those of other public companies more difficult.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may remain to be a smaller reporting company after this offering if either (i) the market value of our stock held by non-affiliates is less than $250.0 million, or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. This also may cause investors to find our common stock less attractive, there may be a less active trading market for our common stock, and our stock price may decline or become more volatile.

The provision of our amended and restated articles of incorporation requiring exclusive forum in the Eighth Judicial District Court of Clark County, Nevada for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated articles of incorporation, as they will be in effect upon the completion of this offering, will require that (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty; (iii) any action arising pursuant to any provision of Nevada law regarding corporations, mergers, conversion or domestications, or our amended and restated articles of incorporation or amended and restated bylaws (as either may be amended from time to time); (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated articles of incorporation or our amended and restated bylaws; or (v) any action asserting a claim against us that is governed by the internal affairs doctrine, will have to be brought only in the Eighth Judicial District Court of Clark County, Nevada. Our amended and restated articles of incorporation will provide that the foregoing Nevada exclusive forum provisions do not apply to any action asserting claims under the Securities Act or the Exchange Act. Although we believe this provision benefits us by providing increased consistency in the application of Nevada law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

The interests of stockholders may be hurt because we can issue shares to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.

Our Board of Directors has the authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other stockholders. Our ability to issue shares without stockholder approval serves to enhance existing management’s ability to maintain control of our company.

In addition, our common stock is unlikely to be followed by any financial analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of our Company and general economic and market conditions. No assurances can be provided that an orderly or liquid market will ever develop for our common stock.

Risks Related to Technology, Privacy, and Intellectual Property Rights

We expect to have limited protection of our intellectual property and proprietary rights.

We regard the patents, trade secrets, and similar intellectual property acquired via the Scio asset acquisition as critical to our success. We must rely on patent law, trade secret protection, and confidentiality agreements with our employees, customers, strategic partners, advisors, and others to protect those proprietary rights. Such measures, however, afford only limited protection, and we may not be able to maintain the proprietary nature and/or confidentiality of our Diamond Technology. Despite these precautions, unauthorized third parties might use information that we regard as proprietary to compete or help others to compete against us. There is no assurance that any of the future patent applications, if made, will be granted, or, if granted, will not be invalidated, or circumvented, or that the rights granted thereunder will provide us with a competitive advantage. Any misappropriation of our proprietary information by third parties could materially adversely affect our business. There can be no assurance that any other patents issued will provide us any significant commercial protection, that we will have sufficient resources to prosecute our patents, or that any patents will be upheld by a court should we seek to enforce our rights against an infringer.

There can be no assurances that:

●	any pending patent application or future patent application will result in issuances of patents;

●	the scope of any patent protection will be effective to exclude competitors or provide competitive advantages to us;

●	we will be able to commercially exploit any issued patents before they expire;

●	any of our patents will be held valid if subsequently challenged;

●	others will not claim rights in or ownership of our patents and other proprietary rights;

●	our diamonds will not infringe, or be alleged to infringe, the proprietary rights of others; or

●	we will be able to protect meaningful rights in proprietary technology over which we do not hold patents.

Furthermore, there can be no assurances that others have not developed or will not develop diamonds which may duplicate any of the diamonds produced using our Diamond Technology or our expected manufacturing processes, or that others will not design around any of our patents. The existence of valid patents does not provide absolute prevention from other companies independently developing competing technologies. Existing producers of lab-grown diamonds may refine existing processes for growing diamonds or develop new technologies for growing diamonds in a manner that does not infringe any of our intellectual property rights.

Other parties may independently develop or otherwise acquire substantially equivalent techniques, gain access to our acquired proprietary technology, or disclose such technology to competitors. In addition, whether we obtain additional patents, others may hold or receive patents covering components of our technology that we independently develop in the future. There can be no assurances that third parties will not claim infringement by us, and seek substantial damages, with respect to current or future diamond-related activities. If we were to become involved in a dispute regarding intellectual property, whether ours or that of another company, we may become involved in material legal proceedings. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause production and/or product shipment delays, and require us to:

●	cease manufacturing and selling the product in question, which could seriously harm us;

●	enter into royalty or licensing agreements; or

●	design commercially acceptable non-infringing alternative diamonds.

There can be no assurance that we would be able to obtain royalty or licensing agreements, if required, on terms acceptable to us or at all, or that we would be able to develop commercially acceptable non-infringing alternative diamonds. The failure to do so could have a material adverse effect upon our business, results of operations, financial condition, and prospects. We cannot be absolutely certain that our Diamond Technology does not infringe on issued patents or other intellectual property rights of others. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications by third parties may have been filed that relate to our Diamond Technology of which we are presently unaware.

There can be no assurance that our business and ability to produce diamonds will not be impaired by claims that we are infringing upon the intellectual property of others. We may be subject to future legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert our management’s attention from diamond production and operating our business. As a result of the foregoing, the limited protection of our acquired intellectual property rights and proprietary information could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Our intellectual property rights, and the intellectual property rights of our vendors, are valuable, and the failure to protect those rights could adversely affect our business.

Our intellectual property rights, including existing and future trademarks, trade secrets, and copyrights, are and will continue to be valuable and important assets of our business. We believe that our proprietary technology, as well as our other technologies and business practices, are competitive advantages and that any duplication by competitors would harm our business. The measures we have taken to protect our intellectual property may not be sufficient or effective. Additionally, intellectual property laws and contractual restrictions may not prevent misappropriation of our intellectual property. Finally, even if we can successfully protect our intellectual property, others may develop technologies that are similar or superior to our technology.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in Scottsdale, Arizona, where we lease approximately 3,414 square feet for office under a lease that expires in September 2024. In Greenville, South Carolina, we lease approximately 6,475 square feet for our factory under a lease that expires in August 2023. In August 2021, we entered an additional lease in Greenville, South Carolina for 23,485 square feet to be used for additional manufacturing space, which lease expires in July 2031.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits, claims, investigations, and proceedings, including those relating to product liability, intellectual property, commercial relationships, employment issues, and governmental matters. Litigation, regardless of the merits, can be expensive, time consuming, and divert the time and attention of management personnel, and unfavorable outcomes and prolonged litigation can harm our business. We actively monitor the status of litigation as it arises, and depending on the circumstances, intend to vigorously defend claims and assert all appropriate defenses to litigation against us.

In December 2022 we became a party to a class action filing previously between Scio and a class action investor. We have retained outside counsel specifically for this matter and have filed a joint response with other defendants named in this matter to increase our chance of prevailing. Our reply seeks a dismissal on all items related to this legal action. We are awaiting a ruling from the court in the jurisdiction where the case was filed. We believe the case is without merit and will defend our position vigorously. Based on the Company’s assessment of a favorable decision by the court no liability has been recorded on our balance sheet at September 30, 2022.

Please reference the Contingencies section of Note 2 of our Financial Statements for additional disclosure.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock has been listed on Nasdaq since December 9, 2022, and is trading on Nasdaq under the symbol “JEWL”.

Holders of Common Equity

As of December 13, 2022, a total of 20,152,248 shares of our Common Stock were outstanding and there were approximately 586 holders of record.

Dividend Information

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, preferential rights of any preferred stock, restrictions contained in future financing instruments, and other factors our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2022, we have no current employee plan with respect to our compensation plans under which equity securities may be issued.

Transfer Agent

The transfer agent for our common stock is Nevada Agency and Transfer Company, 50 West Liberty St, Ste 880, Reno, Nevada 89501, (775) 322-0626.

Recent Sales of Unregistered Securities

None

ITEM 6. RESERVED

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains certain “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies, goals and objectives of management for future operations; any statements concerning proposed new products and services or developments thereof; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate,” or other similar words, or the negative thereof. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures and risk factors we included in the section titled Risk Factors contained herein.

Overview

We are a high-tech diamond company that uses our proprietary technology to produce high-quality, single crystal diamonds and diamond materials through a CVD process, which we refer to as our Diamond Technology. Lab-grown diamonds have the exact physical, chemical, and optical properties of the best mined diamonds. Lab-grown diamonds are composed of a pure carbon lattice, just like mined diamonds, and are not considered synthetic or simulant diamonds like cubic zirconia and moissanite. Simulants are other chemical compounds that resemble diamonds but do not possess the same hardness, thermal characteristics, band gap energy, and light reflectivity as diamond, whether mined or lab-grown.

We use our Diamond Technology to produce finished diamonds that we intend to sell wholesale and retail for jewelry and rough unfinished diamond materials that we intend to sell wholesale and retail for industrial uses. We are in the initial phases of commercializing diamonds and diamond materials, and our primary mission is the development of a profitable and sustainable commercial production model for the manufacture and sale of diamonds and diamond materials, which are suitable for known, emerging, and anticipated industrial, technology, and consumer applications.

Since acquiring the Scio assets over two years ago, we have focused our efforts on research and development of improvements to the fundamental CVD process. Like most high-tech manufacturers, the philosophy of continuous improvement is at our core. Our development efforts have focused on commercialization of the diamonds and diamond materials we produce, improvements in our white diamond process, improvements in our diamond seed processes, automation in our machine operation, expansion of our capacity with our existing machines, and improvements in our laser cutting procedures. The guiding principle of these efforts is to provide the highest quality diamonds and diamond materials in a consistent and high-yield manner.

We currently have limited available commercial products and have to date sold minimal diamonds or diamond materials to consumers or commercial buyers. Our current operations, until just recently, have been dedicated to the research and development of our Diamond Technology and the exploration of markets that we may exploit in the future. While we are unable to predict the timing of our entry into any market in the future, we will strive to produce on a large scale high-quality finished and raw diamond materials and to pursue related commercial opportunities.

Recent Developments and the Covid-19 Pandemic

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 have included restrictions on travel, quarantines in certain areas, work-from-home orders, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted to, among other provisions, provide emergency assistance for individuals, families, and businesses affected by the COVID-19 pandemic.

As the COVID-19 pandemic continues, the extent of the impact to our results of operations, sales, cash flows, liquidity, and financial condition will be primarily driven by the severity and duration of the COVID-19 pandemic, the pandemic’s impact on the U.S. and global economies, and the timing, scope, and effectiveness of federal, state, and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control and, as a result, at this time, we are unable to predict the cumulative impact, both in terms of severity and duration, that the COVID-19 pandemic will have on our business, results of operations, sales, cash flows, and financial condition, but such impact could be material if the current circumstances continue to exist for a prolonged period of time. Although we have made our best estimates based upon current information, actual results could materially differ from our estimates and assumptions. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term because of these conditions, and if so, we may be subject to future impairment losses related to long-lived and indefinite-lived assets as well as changes to valuations.

Also, because of the COVID-19 pandemic, we have been experiencing significant delivery delays from our suppliers since April 2020. Within our capital constraints, we increased our raw material inventories to attempt to manage and mitigate this risk. However, several key suppliers have informed us of delivery delays, ranging from eight to sixteen weeks, that impacted production in all four quarters of the fiscal year ended September 30, 2021, and continued to impact the fiscal year ending September 30, 2022. These factors have continued to affect the period as of the date of this filing and may impact the remainder of this fiscal year. Recent increased cases of COVID-19 and/or shutdowns related to additional or increase outbreaks have not had any further material impact on our operations, supply chain, liquidity, or capital resources.

Impact of the War in Ukraine on Our Operations

The short- and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business, financial condition, and results of operations. The sanctions against Russia include its ability to participate in the international diamond trade. As such, there are fewer Russian diamonds in the marketplace today, which poses an opportunity for our product as a replacement. However, there are also disruptions in the supply chain in Russia and Eastern Europe (e.g., Belarus) where diamond cutting services have been slowed or are no longer available to us. To mitigate such disruptions, we have voluntarily replaced the services of one of our diamond cutters that is based in Belarus with diamond cutters from other regions. The only negative impact we have identified to date has been the time it has taken us to switch to another vendor. None of our critical raw materials are sourced from that region. We have no operations or other projects in that region.

Inflationary Pressures

We are currently experiencing inflationary pressures in our manufacturing processes. Costs for our industrial equipment, raw materials, services, and shipping have increased and continue to trend upward. Over the past couple of years, raw materials used in our manufacturing processes, such as refractory metals, lab-grade gases, and their associated gas delivery systems, have all shown increases between 4% and 15%; chemical solvents, adhesives, and other consumables have shown annual increases from 4% to 25%; and industrial electronic equipment, such as power supplies and gas generators, have also seen increases between 10% and 15%. Shipping rates are up nearly 6% for the year. To date, we believe these inflationary increases have had a minimal impact on our business overall. However, to mitigate such inflationary pressures, we continue to evaluate price increases for our products, negotiate volume discounts, seek alternative products and suppliers, and explore opportunities to bring several non-critical services inside our company.

Results of Operations

The following table presents summarized financial information taken from our statements of operations for the year ended September 30, 2022 compared with the year ended September 30, 2021:

	For the Years Ended September 30,
	2022	2021
Net Sales	$1,788,642	$—
Cost of Goods Sold	(603,276)	—
Gross Margin	1,185,366	—

Total operating expenses	10,121,817	11,790,785
Loss from operations	(8,936,451)	(11,790,785)
Other expenses	—	—
Interest expense	(2,131,407)	(322,452)
Loss before income taxes	$(11,067,858)	$(12,113,237)

Components of Results of Operations

Net Sales

During the fiscal year ended September 30, 2022, we had net sales of $1.8 million compared to no net sales for the year ended September 30, 2021.

We anticipate deriving continuing future revenue from the following business lines:

●	Direct Sales of Diamonds: The sale of diamond gemstones direct to the consumer through our website and the sale of industrial grade diamonds direct to industrial manufacturing companies.

●	Wholesale of Diamonds: The sale of diamonds to wholesalers, distributors, and jewelers.

Cost of Goods Sold

Cost of goods sold includes direct costs (parts, material, and labor), indirect manufacturing costs (manufacturing overhead, depreciation, plant operating lease expense, and rent), shipping, lab services, and logistics costs.

Costs of goods sold for the year ended September 30, 2022, was $0.6 million.

Gross margin for the year ended September 30, 2022, was $1.2 million or a gross profit margin on diamond sales of 66% for the year ended September 30, 2022.

There were no costs of goods sold nor any related gross margin for the year ended September 30, 2021, to compare to the current year.

Research and Development Expense

We conduct research and development activities to enhance existing processes and products and develop new processes and products at our facilities in Greenville, South Carolina, utilizing our personnel and strategic relationships. We expense all costs associated with our research and development efforts through either our cost of goods sold, as they are performed by the same employees who produce our finished product, or through our general and administrative expenses if the product has not been brought to market.

We expect our research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities to achieve our operational and commercial goals.

Operating Expense

Operating expense includes selling, general and administrative expense, employee salaries and related expense and depreciation and amortization expense. Selling, general, and administrative expenses consist primarily of legal and professional, consulting services and all non-personnel-related expenses or depreciation and amortization. Personnel-related expenses consist of salaries, payroll taxes, benefits, and stock-based compensation. Depreciation and amortization expenses are related to the Company’s fixed assets and intangible assets.

Operating expense for the year ended September 30, 2022, included in the statement of operations was $10.1 million compared to $11.8 million in the comparison to the comparable prior year.

We expect our operating expense to increase for the foreseeable future as we scale headcount and expenses with the growth of our business, build out our manufacturing facilities, refine our production processes, drive for productivity improvements, acquire new and retain existing customers, and incur additional costs as a result of being a public company.

Other Expenses

Interest Expense

Interest expense consists of interest paid and accrued on our notes payable, promissory notes and the amortization of debt issue costs.

Interest expense was $2.1 million for the year ended September 30, 2022, compared to $0.3 million for the year ended September 30, 2021. This increase in interest expense of $1.8 million in interest expense was due partly to higher net borrowings and outstanding indebtedness for the year ended September 30, 2022, versus the year ended September 30, 2021 and also a cost of higher debt discounts.

Net Income (loss)

Primarily as a result of the above factors we had a net loss of $11.1 million compared to a net loss of $12.1 million for the years ended September 30, 2022, and September 30, 2021, respectively.

Liquidity and Capital Resources

As of September 30, 2022, we had $88,235 of cash and cash equivalents, a decrease of $173,584 from September 30, 2021.

Changes in cash flows are summarized as follows:

Operating Activities

For the year ended September 30, 2022, net cash used in operating activities totaled approximately $3.2 million. This was primarily the result of net loss of approximately $11.1 million, increases to our period end accounts receivable of $1.3 million which was offset primarily by increases in accrued liabilities of $0.4, accrued interest of $0.3 million and accrued payroll and related of $1.3 million along with an offset by the benefit of non-cash expenses for depreciation and amortization of approximately $0.4 million and employee stock compensation of $6.8 million.

For the year ended September 30, 2021, net cash used in operating activities totaled approximately $2.2 million. This was primarily the result of net loss of approximately $12.1 million, decreases to our accrued liabilities of $0.2 million partially offset by accrued payroll and related of $0.5 million along with an offset by the benefit of non-cash expenses for depreciation and amortization of approximately $1.2 million and employee stock compensation of $8.3 million.

Investing Activities

During the year ended September 30, 2022, we used no cash in investing activities.

During the year ended September 30, 2021, we used $0.2 million in net cash for investing activities to purchase machinery and equipment.

Financing Activities

During the year ended September 30, 2022, net cash provided by financing activities was approximately $3.0 million. This was the net effect of $2.8 million of increased note borrowings, $0.1 million increased related party activity and $0.1 million in cash proceeds received from the sale of our common stock.

During the year ended September 30, 2021, net cash provided by financing activities was approximately $2.7 million. This was primarily the net effect of $2.3 million of increased note borrowings and $0.4 million in cash proceeds received from the sale of our common stock.

These conditions raise substantial doubt about our ability to continue as a going concern for the ensuing year. Our independent auditors have added an explanatory paragraph in their audit opinion in regard to this uncertainty.

Satisfaction of our Cash Obligations for the Next 12 Months

Our recent IPO which closed on December 14, 2022 gave us gross proceeds of $11.0 million before direct IPO expenses and fees associated with underwriting, These funds along with the ability to obtain additional capital through additional equity and/or debt financing are anticipated to meet our operating needs. We are not currently generating sufficient revenue to meet operating needs. In the event we cannot obtain additional capital to pursue our strategic plan, however, this would materially impact our ability to continue as a going concern.

Since inception, we have financed cash flow requirements through debt financing and the private issuance of common stock for cash and services along with advances from our CEO as well as our CEO and CFO deferring significant compensation and benefits that were earned under their respective employment contracts. If we continue to experience cash flow deficiencies, we would be required to obtain additional financing to fund operations through private common stock offerings and debt borrowings to the extent necessary to provide working capital. However, there is no assurance we would be able to obtain such financing on commercially reasonable terms, if at all.

We intend to implement and successfully execute our business and marketing strategy, continue to develop, and upgrade technology and products, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition, and results of operations.

Summary of Product Research and Development

Since acquiring the Scio assets over two years ago, we have primarily focused our efforts on research and development of improvements to the fundamental CVD process. Our development efforts have focused on commercialization of the diamonds and diamond materials we produce, improvements in our white diamond process, improvements in our diamond seed processes, automation in our machine operation, expansion of our capacity with our existing machines, and improvements in our laser cutting procedures. In the future, our research and development projects will include further improvements in the CVD process, primarily in capacity expansion per diamond growing machine. We are planning to invest in other parts of the manufacturing chain as well to develop our own diamond seeds, which are thin slices of diamond upon which our diamonds are grown; add color enhancement; and add additional laser capabilities.

Expected Purchase or Sale of Significant Equipment

We anticipate that we will purchase the necessary equipment required to ramp up our production of lab-grown diamonds and increase our capabilities during the next 12 months. Specifically, we anticipate expenditures on additional proprietary diamond growing machines to increase our overall capacity, expenditures to double the capacity of each existing and new diamond growing machine, expenditures in lasering equipment to better prepare diamonds for gemstone cutting and industrial applications, and expenditures to synthesize seeds.

Significant Changes in the Number of Employees

As of September 30, 2022, we had twelve full-time employees and four independent consultants. We expect a significant increase in the number of full-time employees over the next 12 months. We are using and will continue to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses. We have identified several accounting principles that we believe are key to the understanding of our financial statements. These important accounting policies require our most difficult subjective judgements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include, but are not limited to, the following: collectability of accounts receivable, the potential impairment of goodwill; the valuation of deferred tax assets; inventories; carrying value of inventory; useful lives and recovery of equipment and other intangible asset; debt discounts and valuations; and valuation of stock-based compensation.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. The measurement date of our annual goodwill impairment test is September 30. No impairment was recorded for the year ended September 30, 2022 or the year ended September 30, 2021.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. On September 30, 2022 we reserved $0.3 million on allowance for doubtful accounts. We had no allowance for doubtful accounts for the year ended September 30, 2021.

Inventory

We state inventories at the lower of cost and net realizable value. We determine cost using the average cost method on all inventory generated by our manufacturing operations upon our transition from research and development in our manufacturing facilities to the full production of our products for sale. We only produce diamonds and not other precious gemstones such as rubies or sapphires. Therefore, any time we refer to our inventory, it will consist solely of diamonds as raw materials, work in progress, and finished goods. When we use the words “stones” or “precious stones” when describing our inventory, we are also talking solely of diamonds. As of September 30, 2022, our inventory consisted of finished and nearly finished precious stones in various carat sizes, shapes, and colors. Some of these stones were originally included as part of the assets purchased by our company as part of the Scio asset purchase agreement. These stones were independently valued as part of the purchase price allocation. Additional stones added to inventory since the Scio asset purchase are a byproduct of our continuing research and development efforts as well as the beginning phase of our manufacturing process.

Research and Development

To date, we have expensed all costs associated with developing our product specifications, manufacturing procedures, and products through our cost of goods sold, as this work was done by the same employees who produced the finished product. We anticipate that it may become necessary to reclassify research and development costs into our operating expenditures for reporting purposes as we begin to develop new technologies and lines of diamonds.

Revenue Recognition

We generate revenue from the sale of diamonds and diamond materials. We recognize revenue according to Accounting Standards Codification, or ASC, 606. When the customer obtains control over the promised goods or services, we record revenue in the amount of consideration that we can expect to receive in exchange for those goods and services. We apply the following five-step model to determine revenue recognition:

●	identification of a contract with a customer;

●	identification of the performance obligations in the contact;

●	determination of the transaction price;

●	allocation of the transaction price to the separate performance obligations; and

●	recognition of revenue when performance obligations are satisfied.

We only apply the five-step model when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, and determine those that are performance obligations, and assesses whether each promised good or service is distinct. If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. We anticipate that our contracts will contain a single performance obligation, and the entire transaction price is allocated to the single performance obligation. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenue (net) when the customer obtains control of our product, which will typically occur upon shipment of the product.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of September 30, 2022 and September 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, amounts due to related parties, and notes payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand, or for notes payable, based on borrowing rates currently available to us for loans with similar terms and maturities.

Income Taxes

We follow ASC subtopic 740 - Income Taxes, or ASC 740, for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

We grant stock-based compensation to key employees and directors as a means of attracting and retaining highly qualified personnel. We also grant stock in lieu of cash compensation for key consultants and service providers. We recognize expense related to stock-based payment transactions in which we receive employee or non-employee services in exchange for equity. We measure stock-based compensation based on sales of our common stock near the date of the grant.

In addition to our base of employees, we also use the services of several contract personnel and other professionals on an “as needed basis.” We plan to continue to use consultants, legal and patent attorneys, engineers, and accountants, as necessary. We may also expand our staff to support the market roll-out of our products to both commercial and government-related organizations. A portion of any key employee compensation likely would include direct stock grants, which would dilute the ownership interest of holders of existing shares of our common stock and our new investors.

Severance Expense

We account for severance expense in accordance with ASC 710, Compensation-General. The severance program provides for benefits to certain key executive employees, to be paid upon their termination, whether initiated by us or at the employee’s direction. These benefits are fully vested and have an annual escalation provision and are expensed as they are incurred. Certain key executives entitled to severance compensation have waived these payments prior to the Company’s IPO.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financials are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of September 30, 2022 our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

a) Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2022.

During the year ended September 30, 2022, management identified the following weaknesses, which were deemed to be material weaknesses in internal control over financial reporting. Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

b) Changes in Internal Control over Financial Reporting

During the year ended September 30, 2022, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers and Term of Office

The following table sets forth the names and ages of our current directors and executive officers. Our Board of Directors appoints our executive officers. Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the Board of Directors.

Name	Age	Position
John “Jay” G. Grdina	55	President, Chief Executive Officer, and Chairman of the Board
Steven R. Staehr	60	Chief Financial Officer
Gerald A. McGuire	61	Chief Operating Officer
Thierry J. Chaunu	66	Director
George C. Chien	50	Director
Alan B. Menkes	63	Director
Paul N. Vassilakos	45	Director

John “Jay” G. Grdina is the founder of our company and has served as President, Chief Executive Officer, and Chairman of the Board since September 2018. Prior to founding our company, Mr. Grdina was a founder of AMMO, Inc. (OTCQB: POWW), a publicly traded ammunition company, where he served as Chief Marketing Officer from 2016 to 2019. From 2012 through 2015, Mr. Grdina served as a director and Chief Executive Officer of NOHO, Inc., a former publicly traded lifestyle beverage company. In 2008, Mr. Grdina helped to create and co-owns the celebrity blogs, TheDirty.com and Kikster.com. Mr. Grdina was the founder and former Chief Executive Officer of Club Jenna, Inc., which was sold to Playboy Enterprises in 2006. While at Playboy Enterprises from 2006 to 2009, Mr. Grdina was a Senior Vice President and the President of Production. We believe Mr. Grdina’s experience and extensive knowledge in a multitude of categories and the public sectors makes him well qualified to serve on our Board of Directors.

Steven R. Staehr has served as our Chief Financial Officer since September 2019. Mr. Staehr served as Chief Financial Officer for Mix 1 Life, Inc., a former publicly traded nutritional supplement company, from October 2016 to August 2018 and served as the sole officer and director from February 2017 to August 2018. Mr. Staehr served as Chief Financial Officer of NOHO, Inc., a former publicly traded beverage company, from October 2013 to May 2015. Mr. Staehr served as sole officer and director of Monarchy Resources, Inc., a former publicly traded company, from June 2013 to August 2013. From 2007 to 2014, Mr. Staehr also served as Corporate Controller of Cash Systems, Inc., a publicly traded provider of cash access products and related services to the gaming industry until its merger with a subsidiary of Global Cash Access Holdings, Inc. in August 2008. Mr. Staehr served as Chief Financial Officer of Western Capital Resources, Inc., a publicly traded company operating in the cellular retail and consumer finance industries, from November 2007 to December 2008. Mr. Staehr served as a Senior Vice President of Encore Productions, a Las Vegas-based event planning and production entertainment and convention provider, from 1998 to 2007. From 1990 to 1998, Mr. Staehr served in various chief financial officer and principal accounting officer roles with several Las Vegas gaming companies, including MGM Mirage Resorts, Boyd Gaming, and Caesars World. Mr. Staehr worked with the public accounting firm Deloitte Touche Tohmatsu Limited until 1998 after attending the University of Nevada, Las Vegas, where he received a BSBA degree. Mr. Staehr is currently a licensed Certified Public Accountant in the state of Nevada.

Gerald A. McGuire has served as our Chief Operating Officer since September 2019. From June 2014 until its acquisition by our company in September 2019, Mr. McGuire served as President and Chief Executive Officer of Scio Diamond Technology Corporation, a former publicly traded company. Mr. McGuire served as Senior Vice President and General Manager of the Low-Voltage and Mid Power Analog Business at Fairchild Semiconductor, now On Semiconductor, from 2010 to 2014. Prior to Fairchild Semiconductor, from 1987 to 2010, Mr. McGuire served in various engineering, marketing, and business roles with Analog Devices, most recently serving as Vice President/General Manager of the Digital Signal Processing business. Mr. McGuire holds a Master of Science in Electrical Engineering and a Bachelor of Arts in biology from the University of Vermont.

Thierry J. Chaunu has served as a director of our company since October 2021. In 2015, Mr. Chaunu founded BeauGeste Luxury Brands, the exclusive agent in North America for several watch and jewelry European luxury brands. In 2010, Mr. Chaunu founded Brands Consulting LLC, a luxury brands consulting company, and has served as its President since inception. From 2005 to 2010, Mr. Chaunu served as President and Chief Operating Officer of Leviev Diamonds (KLG Jewelry Inc.). Prior to Leviev, Mr. Chaunu served as President North America of Chopard USA from 1999 to 2005. Mr. Chaunu served as President North America of Christofle Silver USA from 1991 to 1999. Mr. Chaunu started his career in 1985 with Cartier as Senior Product Manager in Paris before being promoted and transferred to New York as Vice President of Marketing. Mr. Chaunu filed for bankruptcy in September 2014 in U.S. Bankruptcy Court, and the case was closed in March 2016. Mr. Chaunu is a graduate of Sciences Po’ Paris (economics) and the Institut national des langues et civilisations orientales Paris (Chinese studies) and holds a baccalaureate in sciences and mathematics. Mr. Chaunu currently serves on the board of directors of Maison Luxe, Inc. We believe Mr. Chaunu’s years of significant executive leadership experience in the jewelry industry make him well qualified to serve on our Board of Directors.

George C. Chien has served as a director of our company since October 2021. From January 2001 to September 2017, Mr. Chien served in various roles with Sony Pictures Entertainment, most recently serving as Executive Vice President. Prior to Sony, Mr. Chien served as Finance Director at The Walt Disney Company from May 1999 to January 2001. From October 1997 to November 1998, Mr. Chien served as Talent Agent Assistant at United Talent Agent. Mr. Chien also served as Senior Auditor for media and entertainment companies at Ernst & Young LLP from September 1994 to July 1997. Mr. Chien holds a Bachelor of Arts from the University of Miami. We believe Mr. Chien’s experience serving on various international joint venture boards as well as audit and compensation committees makes him well qualified to serve on our Board of Directors.

Alan B. Menkes has served as a director of our company since October 2021. Mr. Menkes currently serves as the Managing Partner of Empeiria Capital Partners, a New York-based private equity firm that he co-founded in 2003. Prior to founding Empeiria, from December 1998 through February 2002, Mr. Menkes was Co-Director of Private Equity and a member of the Executive Committee of Thomas Weisel Partners. Prior to joining Thomas Weisel Partners, Mr. Menkes was a Partner of Hicks, Muse, Tate & Furst, where he was employed for almost seven years. Prior to Hicks Muse, Mr. Menkes was with The Carlyle Group from its founding in 1987 to 1992. Mr. Menkes currently serves on the board of directors of B&B Roadway Security Solutions and Ironwood Power Services LLC (transactions sponsored by Empeiria). Mr. Menkes also serves on the board of directors of PLH Group and Key Energy Services. Mr. Menkes holds a Bachelor of Arts in Economics with Highest Distinction from the University of Virginia, where he graduated Phi Beta Kappa, and a Master of Business Administration with Distinction from the Wharton School at the University of Pennsylvania. We believe Mr. Menkes’ extensive experience in private equity makes him well qualified to serve on our Board of Directors.

Paul N. Vassilakos has served as a director of our company since October 2021. Mr. Vassilakos founded, and since July 2020 has been a partner of Forever 8 Fund, LLC, a privately held consumer products inventory capital provider. In July 2007, Mr. Vassilakos founded Petrina Advisors, Inc., a privately held advisory firm formed to provide investment banking services for public and privately held companies and has served as its President since its formation. Mr. Vassilakos previously served as a member of the Board of Directors of Long Island Iced Tea Corp., a former publicly traded company, from its inception in May 2015 until October 2017, and also served as its Chief Executive Officer from its inception until the consummation of its business combination with Cullen Agricultural Holding Corp. in May 2015. From November 2011 to February 2012, Mr. Vassilakos served as Chief Executive Officer, Chief Financial Officer, and director of Soton Holdings Group, Inc., a former publicly held company now known as Rio Bravo Oil, Inc. Mr. Vassilakos also previously served as interim President and Chief Executive Officer of Red Mountain Resources, Inc. from February 2011 to March 2011. Mr. Vassilakos also served on the Boards of Directors of Cross Border Resources, Inc. (since April 2012) and Red Mountain Resources, Inc. (since October 2011), both oil and natural gas exploration former public companies, until February 2016. Mr. Vassilakos has served as Chief Executive Officer and a director of Cullen Agricultural Holding Corp., a former publicly traded company, or CAH, since November 2013 and as CAH’s Assistant Treasurer since October 2009. CAH is a development stage agricultural company which was formed in connection with the business combination between Triplecrown Acquisition Corp. and Cullen Agricultural Technologies, Inc., or Cullen Agritech, in October 2009. Mr. Vassilakos also founded and has served as the President of Petrina Properties Ltd., a privately held real estate holding company, since December 2006. In July 2007, Mr. Vassilakos was engaged as a consultant to assist Endeavor Acquisition Corp. with its business combination with American Apparel Inc., a California based retail apparel company, which was completed in December 2007. From February 2002 to June 2007, Mr. Vassilakos served as vice president of Elmsford Furniture Corp., a privately held furniture retailer. From July 2000 to January 2002, Mr. Vassilakos was an Associate within the Greek Coverage Group of Citigroup Inc.’s UK Investment Banking Division. From July 1998 to July 2000, Mr. Vassilakos was an Analyst within the Industrial Group of Salomon Smith Barney’s New York Investment Banking Division. From February 1996 through June 1998, Mr. Vassilakos was a Registered Securities Representative at Paine Webber CSC - DJS Securities Ltd, during which time he provided securities brokerage services to private clients. Mr. Vassilakos holds a Bachelor of Science in finance from the Leonard N. Stern Undergraduate School of Business and was a licensed Registered Securities Representative (Series 7 and 63) from February 1996 to February 2002. We believe Mr. Vassilakos’ experience in corporate finance and the public markets makes him well qualified to serve on our Board of Directors.

Each of our executive officers serves at the discretion of our Board of Directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition

Our business and affairs are managed under the direction of our Board of Directors, which currently consists of five members. Our amended and restated articles of incorporation and amended and restated bylaws provide that our directors will be elected at each annual meeting of our stockholders for a term of one year and will hold office until their successors are elected and qualified or until their death, retirement, or removal.

Director Independence

Our Board of Directors has undertaken a review of its composition, the composition of its committees, and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliates, including family relationships, our Board of Directors has determined that Messrs. Chaunu, Chien, Menkes, and Vassilakos are independent directors, as “independence” is defined by the listing standards of the Nasdaq Stock Market and by the SEC, because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and our affiliates and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Mr. Grdina is an employee director.

Board Leadership Structure

We believe that effective board leadership structure can depend on the experience, skills, and personal interaction between persons in leadership roles and the needs of our company at any point in time. Our Corporate Governance Guidelines support flexibility in the structure of our Board of Directors by not requiring the separation of the roles of Chairman of the Board and Chief Executive Officer.

Our Board of Directors currently believes that it is in the best interests of our company to have our Chief Executive Officer also serve as the Chairman of the Board. We believe that our Chairman and Chief Executive Officer provides strong, clear, and unified leadership that is critical in our relationships with our stockholders, employees, customers, suppliers, and other stakeholders. The knowledge of our Chief Executive Officer regarding our business and our day-to-day operations uniquely positions him to identify strategies and prioritize matters for review and deliberation by our Board of Directors. Additionally, we believe the combined role of Chairman and Chief Executive Officer facilitates centralized board leadership in one person, so there is no ambiguity about accountability. The Chief Executive Officer serves as a bridge between management and our Board of Directors, ensuring that both groups act with a common purpose. This structure also eliminates conflict between two leaders and minimizes the possibility of two spokespersons sending difference messages.

Our Board of Directors does not believe that combining the position creates significant risks. We believe we have effective and active oversight by experienced independent directors and independent committee chairs, and our independent directors will regularly meet together in executive session at Board meetings.

Our Chairman of the Board provides guidance to our Board of Directors; facilitates an appropriate schedule for board meetings; sets the agenda for board meetings; presides over board meetings; and facilitates the quality, quantity, and timeliness of the flow of information from management that is necessary for our Board of Directors to perform its duties effectively and responsibly.

Our Chief Executive Officer is responsible for the day-to-day leadership of our company and setting our company’s strategic direction.

Committees of the Board of Directors

Our Board of Directors has the authority to appoint committees to perform certain management and administrative functions. Upon the closing of this offering, our Board of Directors will have an audit committee, a compensation committee, and a nominating and corporate governance committee, each consisting entirely of independent directors as “independence” is defined by the listing standards of Nasdaq and by the SEC. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by our Board of Directors. Following the closing of this offering, the charters for each of these committees will be available on our website at www.adamasone.com.

Audit Committee

The Audit Committee will consist of Messrs. Chien, Menkes, and Vassilakos. Our Board of Directors has determined that each of Messrs. Chien, Menkes, and Vassilakos, whose backgrounds are described above, qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Menkes will chair the Audit Committee.

The purpose of the Audit Committee will include overseeing the financial and reporting processes of our company and the audits of the financial statements of our company and providing assistance to our Board of Directors with respect to its oversight of the integrity of the financial statements of our company, our company’s compliance with legal and regulatory matters, the independent registered public accountant’s qualifications and independence, and the performance of our company’s independent registered public accountant. The primary responsibilities of the Audit Committee will be set forth in its charter and include various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the financial statements of our company on behalf of our Board of Directors. Our Board of Directors also expects that the Audit Committee will select the independent registered public accountant to conduct the annual audit of the financial statements of our company; review the proposed scope of such audit; review accounting and financial controls of our company with the independent registered public accountant and our financial accounting staff; and review and approve any transactions between us and our directors, officers, and its affiliates, also referred to as related-person transactions.

Compensation Committee

The Compensation Committee will consist of Messrs. Chien, Menkes, and Vassilakos. Mr. Vassilakos will chair the Compensation Committee. The purpose of the Compensation Committee includes determining, or, when appropriate, recommending to our Board of Directors for determination, the compensation of the Chief Executive Officer and other executive officers of our company and discharging the responsibilities of our Board of Directors relating to compensation programs of our company. The Compensation Committee will make all decisions with respect to executive compensation.

Nominations and Corporate Governance Committee

The Nominations and Corporate Governance Committee will consist of Messrs. Chien, Menkes, and Vassilakos. Mr. Menkes will chair the Nominations and Corporate Governance Committee. The purpose of the Nominations and Corporate Governance Committee includes the selection or recommendation to our Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of our Board of Directors, the oversight of the evaluations of our Board of Directors and management, and the development and recommendation to our Board of Directors of corporate governance principles applicable to our company.

The Nominations and Corporate Governance Committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the information required by our bylaws is submitted in writing in a timely manner addressed and delivered to our Secretary at the address of our executive offices set forth in this proxy statement. The Nominations and Corporate Governance Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board of Directors.

Executive Sessions

We expect to regularly schedule executive sessions in which independent directors meet without the presence or participation of management. We expect the chairs of various committees of our Board of Directors to serve as the presiding director of such executive sessions on a rotating basis.

Board’s Role in Risk Oversight

Risk is inherent in every business. As is the case in virtually all businesses, we face a number of risks, including operational, economic, financial, legal, regulatory, and competitive risks. Our management is responsible for the day-to-day management of the risks we face. Our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management.

In its oversight role, our Board of Directors’ involvement in our business strategy and strategic plans plays a key role in its oversight of risk management, its assessment of management’s risk appetite, and its determination of the appropriate level of enterprise risk. Our Board of Directors receives updates at least quarterly from senior management and periodically from outside advisors regarding the various risks we face, including operational, economic, financial, cybersecurity, legal, regulatory, and competitive risks. Our Board of Directors also reviews the various risks we identify in our filings with the SEC as well as risks relating to various specific developments, such as acquisitions, debt and equity placements, and product development. In addition, our Board of Directors regularly receives reports from our management.

The role that our Board of Directors plays in risk oversight more recently includes its assessment of the ongoing conflict between Russia and Ukraine. This assessment by our Board of Directors includes consideration of the financial impact of the conflict from both a revenue recognition and asset impairment perspective and also includes consideration of the operational impact of the conflict, including risks related to cybersecurity, sanctions, and supply chain. Currently, we have no employees in affected areas; our suppliers in Eastern Europe, specifically diamond cutters, have been replaced with suppliers in other regions; and we have no investments or operations in the affected regions.

Our board committees assist our Board of Directors in fulfilling its oversight role in certain areas of risk. Pursuant to its charter, the Audit Committee oversees our financial and reporting processes and the audit of our financial statements and provides assistance to our Board of Directors with respect to the oversight and integrity of our financial statements, our compliance with legal and regulatory matters, our policies and practices related to information security, our independent registered public accountant’s qualification and independence, and the performance of our independent registered public accountant. The Compensation Committee considers the risk that our compensation policies and practices may have in attracting, retaining, and motivating valued employees and endeavors to assure that it is not reasonably likely that our compensation plans and policies would have a material adverse effect on our company. Our Nominations and Corporate Governance Committee oversees governance related risk, such as board independence, conflicts of interest of members of the Board of Directors and executive officers, and management and succession planning.

Director and Officer Derivative Trading and Hedging and Pledging

Our policy on inside information and insider trading, which will become effective upon the closing of this offering, prohibits our directors and officers, and any family member residing in the same household, from engaging in derivatives trading and hedging (including prepaid forward contracts, equity swaps, collars, and exchange funds) involving our equity securities directly or indirectly held by them. Additionally, this policy prohibits our directors and officers from pledging or margining our common stock.

Stock Ownership Guidelines

In connection with the closing of this offering, it is anticipated that we will adopt stock ownership guidelines for our non-employee directors and executive officers. Our non-employee directors and executive officers are required to own shares of our common stock or share equivalents with a value equal to at least the lesser of the following:

●	Non-Employee Directors	Three times cash retainer or 20,000 shares or share equivalents

●	Chief Executive Officer	Three times base salary or 1,000,000 shares or share equivalents

●	Chief Financial Officer	Two times base salary or 100,000 shares or share equivalents

●	Other Executive Officers	Two times base salary or 75,000 shares or share equivalents

Each individual will have five years, from the later of: the date of adoption of these guidelines, or the date of appointment of the individual as a director or an executive officer, to achieve the required ownership levels. We believe that these guidelines promote the alignment of the long-term interests of our executive officers and members of our Board of Directors with our stockholders.

Stock ownership generally includes the shares directly owned by the individual (including any shares over which the individual has sole ownership, voting, or investment power); the number of shares owned by the individual’s minor children and spouse and by other related individuals and entities over whose shares the individual has custody, voting control, or power of disposition; shares underlying stock options that have vested or will vest within 60 days; and shares held in trust for the benefit of the individual or the individual’s immediate family members.

If an individual achieves the required ownership level on the first day of any fiscal year, the value of the individual’s stock ownership on that date will be converted into a number of shares to be maintained in the future by dividing the value of such stock ownership by the price of our common stock on the prior day, which is the last day of the preceding fiscal year.

The failure to satisfy the required ownership level may result in the ineligibility of the individual to receive stock-based compensation in the case of an executive officer or director or the inability to be a nominee for election to our Board of Directors in the case of a director.

Clawback Policy

We intend to adopt a clawback policy. In the event we are required to prepare an accounting restatement of our financial results as a result of a material noncompliance by us with any financial reporting requirement under the federal securities laws, we will have the right to use reasonable efforts to recover from any current or former executive officers who received incentive compensation (whether cash or equity) from us during the three-year period preceding the date on which we were required to prepare the accounting restatement, any excess incentive compensation awarded as a result of the misstatement. This policy will be administered by the Compensation Committee of our Board of Directors. Once final rules are adopted by the SEC regarding the clawback requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we will review this policy and make any amendments necessary to comply with the new rules.

Code of Business Conduct and Ethics

Upon the closing of this offering, we will adopt a code of business conduct and ethics that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting. Following the closing of this offering, the code of business conduct and ethics will be available on our website at www.adamasone.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website to the extent required by the applicable rules and exchange requirements. The inclusion of our website address in this prospectus does not include or incorporate by reference the information on or accessible through our website into this prospectus.

Board and Committee Meetings

Our Board of Directors held nine formal board meetings and four formal Audit Committee meetings during the year ended September 30, 2022. Our Board of Directors held six formal board meetings and three formal Audit Committee meetings during the year ended September 30, 2021.

Annual Meeting Attendance

We encourage each of our directors to attend annual meetings of stockholders. To that end, and to the extent reasonably practicable, we will schedule a meeting of our Board of Directors on the same day as our annual meeting of stockholders.

Communications with Directors

Stockholders and other interested parties may communicate with our Board of Directors or specific members of our Board of Directors, including our independent directors and the members of our various board committees, by submitting a letter addressed to the Board of Directors of our company in care of any specified individual director or directors at the address of our executive offices. Any such letters are sent to the indicated directors.

Delinquent with Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the Company’s knowledge, based solely on a review of reports furnished to it, for the year ended September 30, 2022, all of the Company’s officers, directors and ten percent holders have made the required filings.

Legal Proceedings

During the past ten years, none of our current directors or executive officers has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

●	subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors, officers or affiliates, or any beneficial owner of 5% or more of our Common Stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal years ended September 30, 2022, and 2021. Information with respect to compensation for services in all capacities to us earned by our principal executive officer and our two other most highly compensated executive officers as of the end of our last completed fiscal year. We refer to these persons as our named executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total (3)
John “Jay” G. Grdina (4)	2022	$268,750	$50,000	$2,800,000	$104,400	$3,223,150
President and Chief Executive Officer	2021	$250,000	—	$2,300,000	$171,790	$2,721,790

Steven R. Staehr (4)	2022	$213,500	—	$600,000	$37,200	$850,700
Chief Financial Officer	2021	$181,250	—	$600,000	$46,606	$827,856

Gerald A. McGuire	2022	$180,000	—	$800,000	—	$980,000
Chief Operating Officer	2021	$180,000	—	$800,000	—	$980,000

(1)	The amounts shown in this column represent the grant date fair value ($4.00) for shares of common stock granted to the named executive officers pursuant to their employment agreements during the covered year calculated in accordance with ASC Topic 718 excluding the effect of forfeitures. The assumptions used in determining the grant date fair value of these awards are set forth in Note 3 to our financial statements, included elsewhere in this document.

(2)	All Other Compensation consisted of the following for fiscal 2022:

Name	Auto Allowance	Phone Allowance	Diamond Allowance (2a)	Total (3)
John “Jay” G. Grdina	$18,000	$2,400	$84,000	$104,400
Steven R. Staehr	$5,400	$1,800	$30,000	$37,200
Gerald A. McGuire	—	—	—	—

(2a)	Represents the annual monthly carat allowance for each named executive officer valued at $1,000 per carat. As of September 30, 2022, neither Mr. Grdina nor Mr. Staehr had received any of the finished diamonds to which they were entitled under their respective employment agreements. These amounts have been accrued, and the diamonds will be given by us in the future.

(3)	The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the previous columns.

(4)	For the fiscal year ended September 30, 2021, Mr. Grdina was not paid $190,000 of the base salary to which he was entitled under his employment agreement, and Mr. Staehr was not paid $135,250 of the base salary to which he was entitled under his employment agreement. For the fiscal year ended September 30, 2022, Mr. Grdina was not paid $176,250 of the base salary to which he was entitled under his employment agreement, and Mr. Staehr was not paid $166,500 of the base salary to which he was entitled under his employment agreement. These amounts have been accrued and will be paid by us in the future. In October 2021, Messrs. Grdina and Staehr waived the interest earned on any unpaid payroll and benefits to which they were entitled under their respective employment agreements.

Consulting Agreements, Employment Agreements and Other Arrangements

Outstanding Equity Awards at September 30, 2022

During the fiscal year ended September 30, 2022, our named executed officers received grants of common stock, which were fully vested upon the date of grant and not subject to any other vesting or forfeiture. As a result, there were no outstanding equity awards held by our named executive officers that remained unvested as of September 30, 2022.

Retirement Plans

We do not offer any 401(k) or defined benefit pension plans to any of our executive officers.

Employment Agreements with our Named Executive Officers

We have existing employment agreements with three officers, John “Jay” G. Grdina, our President, Chief Executive Officer, and Chairman of the Board, Steven R. Staehr, our Chief Financial Officer and Gerald A. McGuire, our Chief Operating Officer.

Director Compensation

 The following table sets forth, for the year ended September 30, 2022, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our directors, who are not officers, who served during the year ended September 30, 2022. No compensation was awarded for the year ended September 30, 2021.

Name and Principal Position	Fees Earned or Paid In Cash (1)	Stock Awards (2)	Option Awards (2)	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (3)	Total
Paul Vassilakos	$20,000	$80,000	$-	$-	$-	$-	$100,000
Alan Menkes	$20,000	$80,000	$-	$-	$-	$-	$100,000
George C. Chien	$20,000	$80,000	$-	$-	$-	$-	$100,000
Thierry Chaunu	$20,000	$80,000	$-	$-	$-	$-	$100,000

(1)	The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.

(2)	The amounts in this column reflect the aggregate grant date fair value of options awards granted to our directors during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718. Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited financial statements included in our Annual Report on Form 10-K for year ended September 30, 2022. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3)	We make an annual grant to each director of 20,000 shares of our Common Stock in allotments of 5,000 shares to each director on a quarterly basis. We reimburse all officers and directors for reasonable and necessary expenses incurred in their capacities as such. The named directors do not participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation.

Outstanding Equity Awards at Fiscal Year-end

As of September 30, 2022 and September 30, 2021 there were no outstanding stock options or restricted stock units. During the years ended September 30, 2022 and September 30, 2021 we did not grant any restricted stock units or stock options but granted restricted stock to directors, officers, and others who provided services to our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of our common stock as of December 13, 2022 by the following:

●	each of our directors and named executive officers;

●	all of our directors and executive officers as a group; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including notes that are currently convertible or convertible within 60 days of December 13, 2022 and warrants that are currently exercisable or exercisable within 60 days of December 13, 2022. Shares issuable pursuant to convertible notes and warrants are deemed outstanding for computing the percentage of the person holding such convertible notes and warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Our calculation of the number of shares and percentage of beneficial ownership is based on 20,152,248 shares of common stock outstanding as of December 13, 2022.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Adamas One Corp., 17767 N. Perimeter Drive, Suite B115, Scottsdale, Arizona 85255.

Name of Beneficial Owner	Number	Percent
Named Executive Officers and Directors:
John “Jay” G. Grdina(1)	6,699,458	33.2%
Steven R. Staehr	700,000	3.5%
Gerald A. McGuire	610,253	3.0%
Thierry J. Chaunu	15,000	*
George C. Chien	15,000	*
Alan B. Menkes	15,000	*
Paul N. Vassilakos	15,000	*
All directors and executive officers as a group (7 persons)	8,069,711	40.0%

5% Stockholders:
Pubco, LLC(2)	2,970,000	14.7%
Ault Lending, LLC(3)	1,999,238	6.6%

*	Less than 1% of the outstanding shares of common stock.

(1)	Consists of (a) 10,000 shares of common stock held directly by Mr. Grdina, (b) 992,222 shares of common stock held in the name of Diamond Technologies, LLC, for which Mr. Grdina holds voting and dispositive power, (c) an aggregate of 1,800,000 shares held equally by three of Mr. Grdina’s children, over which Mr. Grdina exercises voting and dispositive power, (d) 2,970,000 shares of common stock held in the name of Pubco, LLC, for which Mr. Grdina holds voting and dispositive power, and (e) 927,236 shares of common stock held in the name of PrivateCo, LLC, for which Mr. Grdina holds voting and dispositive power.

(2)	See footnote (1) above. The address for Pubco, LLC is 10645 N. Tatum Blvd., Phoenix, Arizona 85028.

(3)	Ault Lending, LLC, formerly known as Digital Power Lending, LLC, which we refer to herein as the 2022 Noteholder, is a wholly owned subsidiary of BitNile Holdings, Inc. (“BH”). Mr. Todd C. Ault, III, the Executive Chairman of BH, is deemed to have voting and investment power with respect to the securities held of record by the 2022 Noteholder. The address for the 2022 Noteholder is 1940 South Coast Drive, Suite 200, Costa Mesa, California 92626.

(4)

Consists of (i) 1,332,825 shares of common stock issuable upon conversion of the 2022 Convertible Note and (b) 666,413 shares issuable upon exercise of the 2022 Noteholder Warrant. not include an indeterminate number of additional shares that may be issuable to the 2022 Noteholder (i) in the event that the 2022 Noteholder does not convert the 2022 Convertible Note on or prior to August 23, 2023. See “Description of Securities Convertible Notes—and Warrants” for additional information.

Changes in Control

Based on our common stock outstanding as of December 13, 2022, our executive officers and directors, in the aggregate, beneficially own approximately 40.0% of our outstanding common stock. Mr. Grdina, our President, Chief Executive Officer, and Chairman of the Board, who beneficially owns approximately 33.2% of our outstanding common stock, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of Mr. Grdina may not coincide with the interests of other stockholders, and he may vote in a way with which you disagree and that may be adverse to your interests.

In addition, Mr. Grdina’s concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent our other stockholders from realizing a premium over the market price for their common stock. In addition, because our principal stockholders acquired their shares at prices substantially below the price at which shares are being sold in this offering and have held their shares for a longer period, they may want us to pursue strategies that deviate from the interests of other stockholders.

Equity Incentive Plan

As of September 30, 2022, there is no equity incentive plan that has been adopted by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements, we describe below transactions and series of similar transactions that have occurred since October 1, 2019, to which we were a party or will be a party in which:

●	the amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

●	any director, executive officer, holder of more than 5% of our common stock, or any member of their immediate family had or will have a direct or indirect material interest.

Promissory Notes

From time to time since inception, we have borrowed funds and/or entered into revolving promissory notes with various entities controlled by Mr. Grdina, our President, Chief Executive Officer, and Chairman of the Board.

We had an arrangement with each of Lucid Technologies, LLC, PrivateCo, LLC, Mix 1, LLC, Dolce B. Investments, Inc., PubCo, LLC, and Diamond Technologies, LLC, each of which is an entity controlled by Mr. Grdina, whereby we could make revolving borrowings from such entities with no interest and no specific due date. There were no written revolving promissory notes supporting these arrangements. In September 2021, we entered into promissory notes with each of Lucid Technologies, LLC, PrivateCo, LLC, and Mix 1, LLC to document the aggregate amounts outstanding to each entity as of the date of the note. In April and May 2022, we entered into promissory notes with each of PubCo, LLC and Dolce B. Investments, Inc. to document the aggregate amounts outstanding to each entity as of the date of the note. Subsequently, on September 1, 2022, we entered into a revolving promissory note with each of these entities to amend and restate all prior promissory notes and/or arrangements in their entirety to more accurately reflect the revolving terms of the borrowings from each of these entities. Following is a description of the various promissory notes and arrangements with each entity:

●	From time to time, we made revolving borrowings from Lucid Technologies, LLC. On September 29, 2021, we entered into a promissory note for the benefit of Lucid Technologies, LLC in the original principal amount of $438,450, which note had no stated interest and was payable on September 30, 2022. On September 1, 2022, we subsequently amended and restated the promissory note and any and all other non-written arrangements with Lucid Technologies, LLC as set forth in a revolving promissory note. The revolving promissory note has a limit of $600,000, is payable on September 30, 2023, and is interest-free. As of September 30, 2022, an aggregate of $432,337 was owed to Lucid Technologies, LLC.

●	From time to time, we made revolving borrowings from PrivateCo, LLC. On September 29, 2021, we entered into a promissory note for the benefit of PrivateCo, LLC in the original principal amount of $5,100, which note had no stated interest and was payable on September 30, 2022. On September 1, 2022, we subsequently amended and restated the promissory note and any and all other non-written arrangements with PrivateCo, LLC as set forth in a revolving promissory note. The revolving promissory note has a limit of $300,000, is payable on September 30, 2023, and is interest-free. As of September 30, 2022, an aggregate of $304,410 was owed to PrivateCo, LLC.

●	From time to time, we made revolving borrowings from Mix 1, LLC. On September 29, 2021, we entered into a promissory note for the benefit of Mix 1, LLC in the original principal amount of $3,500, which note had no stated interest and was payable on September 30, 2022. On September 1, 2022, we subsequently amended and restated the promissory note and any and all other non-written arrangements with Mix 1, LLC as set forth in a revolving promissory note. The revolving promissory note has a limit of $50,000, is payable on September 30, 2023, and is interest-free. As of September 30, 2022, an aggregate of $3,500 was owed to Mix 1, LLC.

●	From time to time, we made revolving borrowings from Dolce B. Investments, Inc. On April 30, 2022, we entered into a promissory note for the benefit of Dolce B. Investments, Inc. in the original principal amount of $18,500, which note had no stated interest and was payable on December 31, 2022. On September 1, 2022, we subsequently amended and restated the promissory note and any and all other non-written arrangements with Dolce B. Investments, Inc. as set forth in a revolving promissory note. The revolving promissory note has a limit of $100,000, is payable on September 30, 2023, and is interest-free. As of September 30, 2022, an aggregate of $18,500 was owed to Dolce B. Investments, Inc.

●	From time to time, we made revolving borrowings from PubCo, LLC. On May 6, 2022, we entered into a promissory note for the benefit of PubCo, LLC in the original principal amount of $24,000, which note had no stated interest and was payable on September 30, 2022. On September 1, 2022, we subsequently amended and restated the promissory note and any and all other non-written arrangements with PubCo, LLC as set forth in a revolving promissory note. The revolving promissory note has a limit of $100,000, is payable on September 30, 2023, and is interest-free. As of September 30, 2022, an aggregate of $24,000 was owed to PubCo, LLC.

●	From time to time, we made revolving borrowings from Diamond Technologies, LLC. On September 1, 2022, we entered into a revolving promissory note for the benefit of Diamond Technologies, LLC. The revolving promissory note has a limit of $100,000, is payable on September 30, 2023, and is interest-free. As of September 30, 2022, an aggregate of $213,223 was owed by Diamond Technologies, LLC.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

●	Disclosing such transactions in reports where required;

●	Disclosing in any and all filings with the SEC, where required;

●	Obtaining disinterested director consent; and

●	Obtaining shareholder consent where required.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Semple, Marchal & Cooper, LLP, independent registered public accounting firm, has audited our financial statements for the fiscal years ended September 30, 2022 and September 30, 2021, as set forth in their report (which contains an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern as described in Note 2 to the financial statements) appearing elsewhere herein. We have included our financial statements in the prospectus and elsewhere in the registration statement in reliance on their report, given on their authority as experts in accounting and auditing.

The following is the breakdown of aggregate fees for the last two fiscal years.

	2022	2021
Audit Fees	$225,341	$55,018
Audit Related Fees	68,199	6,626
Tax Fees	—	—
	$293,540	$61,644

It is our policy to engage the principal accounting firm to conduct the financial audit for our company and to confirm prior to such engagement that such principal accounting firm is independent of our company when required by SEC rules and regulations. All services of the principal accounting firm reflected above were approved by the Board of Directors.

- “Audit Fees” are fees paid for professional services for the audit of our financial statements.

- “Audit-Related fees” are fees paid for professional services not included in the first category, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

- “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

Audit Committee Pre-Approval Policies

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit-related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accountant. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accountant, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Code and related regulations.

To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate the pre-approval of services to be performed by the independent registered public accountant to management.

Our Audit Committee requires that the independent registered public accountant, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided above under the caption “Audit-Related Fees” were approved by our Board of Directors or by our Audit Committee pursuant to our Audit Committee’s pre-approval policies.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of this report.

(b)	Exhibits

Other Schedules are committed because they are not applicable, not required, or because the required information is included in the Financial Statements or notes thereto.

		Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			01/13/2023	X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			01/13/2023	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			01/13/2023	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			01/13/2023	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMAS ONE CORP.

	By:	/s/ John G. Grdina
Dated: January 13, 2023		John G. Grdina, Chief Executive Officer

	By:	/s/ Steven Staehr
Dated: January 13, 2023		Steven Staehr, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ John G. Grdina	Chief Executive Officer and
John G. Grdina	Chairman of the Board of Directors (Principal Executive Officer)	January 13, 2023

/s/ Steven Staehr	Chief Financial Officer (Principal Financial
Steven Staehr	Officer and Principal Accounting Officer)	January 13, 2023

/s/ Paul Vassilakos	Director	January 13, 2023
Paul Vassilakos

/s/ Alan Menkes	Director	January 13, 2023
Alan Menkes

/s/ George C. Chien	Director	January 13, 2023
George C. Chien

/s/ Thierry Chaunu	Director	January 13, 2023
Thierry Chaunu

ADAMAS ONE CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Adamas One Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Adamas One Corp. (the “Company”) as of September 30, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a negative cash flow from operations, and has only recently commenced sales. Through a recent IPO, which closed on December 14, 2022, the Company received gross proceeds of $11,025,000 before direct IPO expenses and fees associated with the underwriting. These funds, along with the ability to obtain additional capital through additional equity and/or debt financing, are going to be needed for the Company to pursue its strategic plan to acquire additional production equipment and expand capacity. Currently, the Company needs to be able to generate positive cash flow from operations to alleviate the going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

We have served as the Company’s auditor since 2021.

Phoenix, Arizona

January 13, 2023

ADAMAS ONE CORP.

BALANCE SHEETS

As of September 30, 2022 and 2021

	2022	2021
ASSETS
Current Assets:
Cash	$88,235	$261,819
Accounts receivable, net of allowance	1,277,368	-
Inventory	58,690	85,000
Other current assets	-	11,306
Total current assets	1,424,293	358,125

Property and Equipment, net	640,002	958,206

Other Assets:
Goodwill	5,413,000	5,413,000
Other intangible assets, net	498,000	570,000
Other	12,800	12,800
Total other assets	5,923,800	5,995,800

TOTAL ASSETS	$7,988,095	$7,312,131

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accrued liabilities	$442,645	$30,648
Accrued interest	509,620	272,082
Payroll and related	2,924,172	1,657,020
Due to related party - notes payable	558,658	447,050
Working capital deficit - asset purchase	457,912	457,912
Notes payable and convertible term notes, net	7,882,500	5,080,664
Severance obligation	-	5,725,000
Total current liabilities	12,775,507	13,670,376

Total liabilities	12,775,507	13,670,376

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 100,000,000 shares authorized 16,369,423 shares issued and outstanding at September 30, 2022 and 18,651,750 shares issued and outstanding at September 30, 2021	16,369	18,652
Additional paid-in capital	36,511,950	23,870,976
Accumulated deficit	(41,315,731)	(30,247,873)
Total stockholders’ equity (deficit)	(4,787,412)	(6,358,245)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,988,095	$7,312,131

The accompanying notes are an integral part of these financial statements.

ADAMAS ONE CORP.

STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2022 and 2021

	2022	2021
Net Sales
Diamond sales	$1,788,642	$-

Cost of goods sold	(603,276)	-
Gross margin	1,185,366	-

Operating Expenses

Selling, general and administrative	4,718,751	4,997,820
Employee salaries and related expenses	5,012,862	5,603,798
Severance expense	-	25,000
Depreciation and amortization expense	390,204	1,164,167
Total operating expenses	10,121,817	11,790,785

Loss from Operations	(8,936,451)	(11,790,785)

Other Expenses:
Interest expense	(2,131,407)	(322,452)

Total Other Expenses	(2,131,407)	(322,452)

Loss before income taxes	(11,067,858)	(12,113,237)

Provision for income taxes	-	-
Net Loss	$(11,067,858)	$(12,113,237)

Loss Per Share
Basic and fully diluted
Weighted average number of shares outstanding	18,463,010	17,187,460
Loss per share-basic and diluted	$(0.60)	$(0.70)

The accompanying notes are an integral part of these financial statements.

ADAMAS ONE CORP.

STATEMENTS OF STOCKHOLDERS ’ EQUITY (DEFICIT)

For the Years Ended September 30, 2022 and 2021

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Par Value	Capital	(Deficit)	Stock	Total
Balance at September 30, 2020	16,470,000	$16,470	$15,136,160	$(18,134,636)	-	$(2,982,006)

Common stock issued for cash at $3.33	15,000	15	49,985	-	-	50,000
Common stock issued for cash at $4.00	68,750	69	274,931	-	-	275,000
Common stock issued for cash at $5.00	20,000	20	99,980	-	-	100,000
Common stock issued for consulting	843,000	843	3,371,157	-	-	3,372,000
Common stock issued for interest	3,500	4	13,994	-	-	13,998
Common stock issued to employees	1,145,000	1,145	4,578,855	-	-	4,580,000
Common stock issued for incentive to lenders	86,500	86	345,914	-	-	346,000
Net loss	-	-	-	(12,113,237)	-	(12,113,237)
Balance at September 30, 2021	18,651,750	$18,652	$23,870,976	$(30,247,873)	-	$(6,358,245)

Common stock issued to board members	80,000	80	319,920	-	-	320,000
Common stock issued for cash at $4.00	25,000	25	99,975	-	-	100,000
Common stock issued for incentive to lenders	14,667	15	58,653	-	-	58,668
Common stock issued to employees	850,000	850	3,399,150	-	-	3,400,000
Common shares converted from accrued interest	25,708	25	102,806	-	-	102,831
Common stock issued to consultant	220,000	220	879,780	-	-	880,000
Common stock issued to consultant	150,000	150	599,850	-	-	600,000
Common stock issued for loan modifications	352,298	352	1,408,840	-	-	1,409,192
Common shares returned from CEO	(4,000,000)	-	16,000,000	-	(16,000,000)	-
Retirement of Treasury Stock	-	(4,000)	(15,996,000)	-	16,000,000	-
CEO and CFO waiver of severence liability	-	-	5,768,000	-	-	5,768,000
Net loss	-	-	-	(11,067,858)	-	(11,067,858)
Balance at September 30, 2022	16,369,423	$16,369	$36,511,950	$(41,315,731)	-	$(4,787,412)

The accompanying notes are an integral part of these financial statements.

ADAMAS ONE CORP.

STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2022 and 2021

	2022	2021

Net loss	$(11,067,858)	$(12,113,237)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation and expenditures	6,770,691	8,312,000
Depreciation and amortization	390,204	1,164,167
Debt discount amortization	36,836	—
Allowance for doubtful accounts	283,250	—
Changes in operating assets and liabilities
Accounts receivable	(1,560,618)	—
Inventory	26,310	(39,233)
Other assets	11,306	(24,106)
Accrued liabilities	411,997	(230,343)
Accrued interest	237,538	57,560
Accrued payroll and related	1,267,152	537,283
Severance obligation	43,000	125,000
Total adjustments to reconcile net loss to net cash used in operations:	7,917,666	9,902,328
Net cash used in operating activities	(3,150,192)	(2,210,909)

INVESTING ACTIVITIES
Machinery & equipment	—	(229,242)
Net cash used in investing activities	—	(229,242)

FINANCING ACTIVITIES
Notes payable	2,765,000	2,265,896
Due to related party - advances	111,608	10,850
Cash from stock sales	100,000	425,000
Net cash provided by financing activities	2,976,608	2,701,746

Net cash increase (decrease) for the year	$(173,584)	$261,595
Cash, beginning of year	261,819	224
Cash, end of the year	$88,235	$261,819

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities are as follows:
Stock-based compensation	$3,400,000	$4,580,000
Stock for interest	$102,831	$13,998
Stock for board member services	$240,000	$—
Stock for consulting	$1,560,000	$3,372,000
Stock for lenders’ incentives and modifications	$1,467,860	$346,000
Waiver of severance liability	$5,768,000	$—

The accompanying notes are an integral part of these financial statements.

Adamas One Corp.

Notes to Financial Statements

September 30, 2022 and 2021

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

 We were incorporated on September 6, 2018, in the state of Nevada for the purpose of acquiring existing technology that would efficiently and effectively produce lab-grown, environmentally friendly, ethically sourced diamonds. On January 31, 2019, we entered into an Amended Asset Purchase Agreement with Scio Diamond Technology Corporation, or Scio, which was subsequently amended February 3, 2020, pursuant to which we acquired substantially all of the assets of Scio, which assets consisted primarily of proprietary diamond growing chemical reactors, which we refer to as diamond growing machines, patents, and all intellectual property related thereto, for an aggregate of 1,500,000 shares of our common stock and payment to certain lenders of Scio of an aggregate of $2.1 million in cash. In addition, we agreed to pay one-half of certain other unsecured operational liabilities of Scio. The transaction was approved by a majority of the Scio stockholders voting in person or by proxy at a special meeting of stockholders held commencing on June 7, 2019, and reconvening on August 6, 2019. The transaction closed on October 17, 2019. We recorded the net value of the assets purchased and liabilities assumed at $8.65 million.

Since acquiring the assets of Scio, we have continued to further develop the technologies acquired from Scio, and we have begun producing diamonds for fine jewelry and diamond material for industrial uses. We recorded revenue for the first time in the twelve months ended September 30, 2022, of $1.8 million. We had no revenue and a nominal operating history prior to the twelve months ended September 30, 2022.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss of $11.1 million and used approximately $3.2 million of cash in operations for the year ended September 30, 2022. We incurred a net loss of $12.1 million and used approximately $2.2 million of cash in operations for the year ended September 30, 2021. In addition, we have only recently commenced commercial sales of our product. These conditions raise substantial doubt about our ability to continue as a going concern for the ensuing year.

Our recent IPO, which closed on December 14, 2022, gave us gross proceeds of $11,025,000 before direct IPO expenses and fees associated with underwriting. These funds, along with the ability to obtain additional capital through additional equity and/or debt financing, are anticipated to meet our short-term operating needs. However, we are not currently generating sufficient revenue to meet operating needs and to pursue our strategic plan. The pursuit of our strategic plan without higher revenues from operations would materially impact our ability to continue as a going concern.

We will need additional financing to implement our full business plan and to service our ongoing operations. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and possibly divest all or a portion of our business. We may seek additional capital through a combination of equity offerings and debt financings. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should we be unable to continue as a going concern.

See Note 13 for additional equity and debt proceeds received subsequent to September 30, 2022.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include, but are not limited to, the following: collectability of accounts receivable, the potential impairment of goodwill, valuation of deferred tax assets, carrying value of inventories, useful lives and recovery of equipment and other intangible assets, debt discounts and valuations, and valuation of stock-based compensation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

We follow the allowance method of recognizing uncollectible accounts receivable, which recognizes bad debt expense based on a review of the individual accounts outstanding and our prior history of uncollectible accounts receivable. We extend credit based on an evaluation of each customer’s financial condition, and our receivables are generally unsecured. Accounts receivable are stated net of an allowance for doubtful accounts in the balance sheet. We consider accounts past due if outstanding longer than contractual payment terms. We record an allowance based on consideration of a number of factors, including the length of time trade accounts are past due, our previous loss history, the creditworthiness of individual customers, economic conditions affecting specific customer industries, and economic conditions in general. We charge-off accounts receivable after all reasonable collection efforts have been exhausted. We credit payments subsequently received on such receivables to bad debt expense in the period we receive the payment.

As of September 30, 2022, we had established an allowance of $283,250, for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected.

Property and Equipment

We recorded property and equipment purchased at cost, the majority of which were determined by a third-party independent appraisal in contemplation of the Scio asset purchase agreement. We compute depreciation using the straight-line method at rates intended to depreciate the cost of assets over their estimated useful lives, which are generally four to ten years. Upon retirement or sale of property and equipment, we will remove the cost of the disposed assets and related accumulated depreciation from the accounts and any resulting gain or loss is credited or charged to selling, general, and administrative expenses. We charge expenditures for normal repairs and maintenance to expense as incurred. We capitalize additions and expenditures for improving or rebuilding existing assets that extend the useful life. Leasehold improvements made either at the inception of the lease or during the lease term will be amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.

Intangible Assets

As of September 30, 2022, and 2021, we held the following number of patents:

Jurisdiction	No. of Patents
United States	28
Foreign	8
Total	36

Our patents were filed during the period of 1999 to 2012, with the expiration of such patents occurring between 2019 and 2032. Our patents contain an aggregate of over 750 claims, including methods for forming single crystal diamond using a CVD technique, methods for forming synthetic diamond (a term which is no longer used in the industry and has been replaced with lab-grown diamond), techniques for seed removal, methods of seed removal, applications of diamond for semiconductors, forming structures in diamond, using diamond as wave guides, techniques for cutting diamonds, methods for forming boron doped Schottky diode devices, and methods for detection of lab-grown diamonds. In addition to patents, we have also developed proprietary recipes, techniques, workflows, and other know-how.

Of our 36 patents, 15 of them have expired, and we are working to restore 12 of such patents. One of our patents, System and Method for Producing Synthetic Diamond, has run its full course of 20 years and has expired. There are several follow-on system and method patents that are still in effect. Our patent portfolio spans the method of producing lab-grown diamond to many application patents where lab-grown diamond can be used. Our portfolio includes patents that should expire from as early as 2023 to as late as 2032. While all of the patents are important, we consider the method patents the most material of our portfolio. We have method patents with filing dates of 2003, 2004, 2006, 2008, 2011, and 2012, which will begin to expire from as early as April 2023 to as late as 2032. The expiration of our patents should not have a material effect on our ability to market or sell our diamonds in the future.

While patents are important, other intellectual property, most notably, know-how is also critical. We continue to improve, evolve, and update our processes, recipes, procedures, and proprietary equipment on a continuous basis. All our employees are under strict non-disclosure, non-compete, and non-solicitation restrictions as part of their employment agreements.

Our research and development staff will continue efforts to develop proprietary manufacturing processes and equipment designed to enhance our manufacturing facilities, improve yield, and reduce manufacturing costs. All our employees have executed intellectual property and proprietary rights agreements. These agreements also include confidentiality, non-compete, and non-solicitation provisions.

Intangible Assets - Research and Development	$1,700,000
Intangible Assets – Technology	720,000
Total Intangible Assets	2,420,000
Less Accumulated Amortization as of September 30, 2021	(1,850,000)
Net Intangible Assets as of September 30, 2021	570,000
Less Amortization for September 30, 2022	(72,000)
Net Intangible Assets as of September 30, 2022	$498,000

We recorded amortization expense for intangible assets in the amounts of $72,000 and $851,000 for the fiscal years ended September 30, 2022 and 2021. Future amortization will be $72,000 per year for the following approximately seven years.

Goodwill

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in the Scio business combination. Goodwill is not amortized, instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value. The goodwill that arose from the Scio asset purchase agreement was independently valued at $5,413,000 as of August 7, 2019. We completed our annual goodwill impairment test in our fourth quarter for the fiscal year ended September 30, 2022 and as a result of the annual test management determined that no change was needed to the carrying value of goodwill at September 30, 2022.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the years ended September 30, 2022 and 2021.

Revenue Recognition

We generate revenue from the production and sale of diamonds. We recognize revenue according to Accounting Standards Codification 606 – Revenue from Contracts with Customers (“ASC 606”). When the customer obtains control over the promised goods or services, we record revenue in the amount of consideration that we can expect to receive in exchange for those goods. We apply the following five-step model to determine revenue recognition:

●	identification of a contract with a customer;

●	identification of the performance obligations in the contact;

●	determination of the transaction price;

●	allocation of the transaction price to the separate performance obligations; and

●	recognition of revenue when performance obligations are satisfied.

We only apply the five-step model when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. Our contracts contain a single performance obligation (delivery of diamonds), and the entire transaction price is allocated to the single performance obligation. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenue when the customer obtains control of our product, which typically occurs upon delivery of the product. Our credit terms are currently that payment is due within 90 days.

Disaggregated Revenue Information

We have no disaggregated revenue to report for the years ended September 30, 2022 or 2021, although we currently have only one wholesale customer.

Advertising Costs

We plan to expense advertising costs as they are incurred. We have incurred no advertising costs to date.

Research and Development

We conduct research and development activities to enhance existing processes and products and develop new processes and products at our facilities in Greenville, South Carolina, utilizing our personnel and strategic relationships. We expense all costs associated with our research and development efforts through either our cost of goods sold, as they are performed by the same employees who produce our finished product, or through our general and administrative expenses if the product has not been brought to market.

The expenses related to research and development for the year ended September 30, 2022 included in the Statement of Operations were $220,000. The expenses related to research and development for the year ended September 30, 2021 included in the Statement of Operations were $206,000.

Fair Value of Financial Instruments

We may measure certain financial instruments at fair value in accordance with Accounting Standards Codification 820 – Fair Value Measurement, or ASC 820. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable.

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own assumptions. These two types of inputs have created the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, amounts due to related parties, and notes payable. The fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for notes payable, based on borrowing rates currently available to us for loans with similar terms and maturities.

Inventories

We state inventories at the lower of cost or net realizable value. We determine cost using the average cost method on all inventory generated by our manufacturing operations upon our transition from research and development in our manufacturing facility to the full production of our products for sale. Our inventory consists of raw materials, work in progress, and finished goods at September 30, 2022. At both September 30, 2022 and 2021, our inventory consisted primarily of finished and nearly finished precious stones in various carat sizes, shapes, and colors.

Stock-Based Compensation

We account for stock-based compensation at estimated fair value on the date of grant. There were 850,000 shares of common stock granted to five employees for services during the fiscal year ended September 30, 2022. These were valued at $4.00 per share, or an aggregate of $3,400,000. There were 1,145,000 shares of common stock granted to five employees for services during the fiscal year ended September 30, 2021. These were valued at $4.00 per share, or an aggregate of $4,580,000.

The price per share was based upon sales of our common stock near the date of grant. The grants are fully vested and are recognized upon the date of grant.

Severance Expense

We account for severance expense in accordance with ASC 710-10-25-1, Compensation -General. The severance program provides for benefits to certain key executive employees, to be paid upon their termination, whether initiated by us or at the employee’s discretion. These benefits are fully vested and have an annual escalation provision and are expensed as they are incurred. As part of the Company’s IPO, the CEO and CFO waived their contractual severance related amounts previously recorded to help meet various formal and informal valuation analysis and the NASDAQ listing guidelines requirements at the initial listing date. The effect of this waiver was to reduce the liability and record an increase in paid-in capital in the amount of $5,768,000 as of September 30, 2022.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. As of September 30, 2022, our bank account balance did not exceed the federally insured limit. As of September 30, 2021 our bank account balance exceeded the federally insured limit by $11,819.

Income Taxes

We filed federal and state income tax returns in accordance with the applicable rules of each jurisdiction. We account for income taxes under the asset and liability method in accordance with Accounting Standards Codification 740 - Income Taxes, or ASC 740. The provision for income taxes includes federal, state, and local income taxes currently payable, and deferred taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable amounts in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. In accordance with ASC 740, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We measure recognized income tax positions at the largest amount that is greater than 50% likely of being realized. We reflect changes in recognition or measurement in the period in which the change in judgment occurs. We currently have substantial net operating loss carryforwards. We have recorded a valuation allowance equal to the net deferred tax assets due to the uncertainty of the ultimate realization of the deferred tax assets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued that may result in a loss to us but will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to potential unasserted claims that may result in legal proceedings against us, we evaluate the perceived merits of any claims and the perceived merits of the amount of relief sought or expected to be sought therein and determine if any loss is likely.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. There were no known loss contingencies identified at September 30, 2022 or 2021. Refer to Note 13 for subsequent litigation.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02 – “Leases (ASC 842).” The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The amendments in ASC 842 will become effective, as an emerging growth company in 2022 and will be used for our following year beginning October 1, 2022. Although we are still in the process of evaluating the impact of adoption of the ASU on our financial statements, we currently believe that the most significant change will be related to the recognition of a right-of-use asset and lease liability on our balance sheet for the office and warehouse leases described in Note 7.

On June 20, 2018, the FASB expanded the scope of Accounting Standards Codification 718, Compensation – Stock Compensation, to include share-based payments to nonemployees for goods and services. The accounting board said the amendments in Accounting Standards Update, or ASU, No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, align the guidance for stock compensation to employees and nonemployees. The amended guidance replaces ASC 505-50, Equity – Equity-Based Payments to Non-Employees. We anticipate that this ASC will not have a material effect on our financial statements.

The amendments in ASU 2018-07 apply “to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards,” the FASB said. But the amended guidance does not cover stock compensation that is used to provide financing to the company that issued the shares or stock awards tied to a sale of goods or services as part of a contract accounted for according to ASC 606.

The amendments are effective for public companies for fiscal years that begin after December 15, 2018, however, as an emerging growth company, we have not yet had to adopt this standard. We have evaluated the effect that the adoption of ASU 2018-07 will have on our results of operations, financial position, and cash flows and determined the effects will not be material to our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326),” which replaces the current incurred loss impairment methodology for most financial assets with the current expected credit loss, or CECL, methodology. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The guidance should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact that the new guidance will have on our financial statements, but since we have yet to recognize revenue, adoption is not anticipated to have a material effect.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to enhance and simplify various aspects of the accounting for income taxes. The new guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. The guidance will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. We are currently evaluating the impact that the new guidance will have on our financial statements.

We do not believe that any other recently issued, but not yet effective, accounting standards would have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Loss Per Common Share

We calculate basic loss per share using the weighted average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive financial instruments, such as convertible term notes and related interest. We excluded 1,994,979 and 1,355,521 shares from the weighted average diluted common shares outstanding for September 30, 2022 and 2021, respectively, because their inclusion would have been antidilutive. These shares are what would have been issued if the convertible debt, plus accrued interest had converted for each of the years ended September 30, 2022 and 2021. In addition, we have excluded 1,200,000 shares from the weighted average diluted common shares outstanding for both years. These shares would have been issued had both the Chief Executive Officer and the Chief Financial Officer elected to terminate their employment with us prior to waiving their respective contractual rights to these shares.

NOTE 4 – INVENTORIES

Our inventory consists primarily of finished goods at September 30, 2022. At September 30, 2021, the inventory balance was composed of finished goods carried at the value allocated from the Scio asset purchase agreement and the costs associated with the manufacturing of finished goods in process during pre-startup research and development prior to launching commercial manufacturing at our Greenville, South Carolina facility.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Property and equipment- in use	$1,304,039	$1,252,000
Less accumulated depreciation	(970,287)	(652,083)
Net property and equipment- in use	333,752	599,917
Property and equipment- in process	306,250	358,289
Total property and equipment, net	$640,002	$958,206

Depreciation expense for the years ended September 30, 2022 and 2021 totaled $318,204 and $313,000, respectively.

NOTE 6 – PAYROLL AND RELATED LIABILITIES

Payroll and related liabilities are comprised of the following as of September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Wages	$2,024,009	$978,255
Auto and phone allowances	98,000	70,400
Diamond compensation	405,000	291,000
Payroll taxes	213,463	148,665
Accrued PTO	183,700	168,700
Total	$2,924,172	$1,657,020

Primarily all of these obligations are due to our principal officers.

NOTE 7 – COMMITMENTS

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (ii) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of September 30, 2022 and 2021.

Leases

We are obligated under a triple-net operating lease for our 6,475 square foot manufacturing facility located in Greenville, South Carolina, which is classified as an operating lease. The terms of the lease require a payment of approximately $10,000 per month, which includes an estimate for utilities, taxes, and repairs. This lease expires in August 2023.

We believe this facility will be adequate to meet our current needs based on the property and equipment currently owned. However, our business plan will require additional space, and we will be making plans to expand our building footprint at possible new or additional locations to accommodate additional manufacturing equipment. As part of the initial expansion discussed above, we have entered a lease for 23,485 square feet of additional manufacturing space in Greenville, South Carolina, expiring in August 2031. In addition, we have a lease for 3,414 square feet of office space in Scottsdale, Arizona, expiring in September 2024. The office is to facilitate the administration and marketing of expanding the manufacturing aspect of our company as well as to administer increased management anticipated in areas of human resources, finance, accounting, and financial analysis as well as sales and marketing to manage the growth in the production output as a result of the second facility in Greenville, South Carolina. We intend to pay for these improvements using a combination of working capital, new debt financing, and equity offerings.

Lease expense for the fiscal year ended September 30, 2022 was $349,048. Lease expense for the fiscal year ended September 30, 2021 was $89,505.

Future minimum lease payments under non-cancellable leases are as follows:

Fiscal Year Ended September 30,
2023	$296,037
2024	194,490
2025	129,168
2026	131,125
2027	140,910
Thereafter	575,382
Total	$1,467,112

Employment Agreements

We have entered into three separate employment agreements that provide for stock to be issued annually in varying amounts through fiscal 2025. Future commitments through the expiration of these three agreements, if each were to be fully earned, would total 3,235,969 shares of our common stock at a value of $4.00 per share, or an aggregate of $12,943,876, earned as follows:

Fiscal Year	Total Shares	Total Compensation
2023	1,463,500	$5,854,000
2024	1,578,215	6,312,860
2025	194,254	777,016
	3,235,969	$12,943,876

The price per share was based upon the fair market value of the stock on the date of grant. The grants are fully vested, pending the service requirement of continued employment.

We also have salary commitments contained in our various employment agreements. These commitments for the next three years are as follows:

2023	$703,000
2024	734,000
2025	282,000
$1,719,000

After 2025, one salary continues to increase at 9% per year from its approximately $280,000 2025 base salary.

Additional Compensation

In addition to the above stock commitments, we have agreed to provide certain executive officers with compensation paid in diamonds. These commitments amount to issuing 9.5 carats of diamonds per month through September 2022 and 7 carats of diamonds per month through December 2023. Through the years ended September 30, 2022 and 2021 this obligation has been accrued at a valuation of $1,000 per carat, which is based on management’s estimate of the market value of the diamonds.

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE TERM NOTES

Notes payable at September 30, 2022 and 2021 consisted of the following:

We have a note with a private lender, dated May 14, 2019, with an original principal balance of $100,000 and an original maturity date of September 5, 2019. The note has been re-negotiated on several occasions and has a current maturity date of December 31, 2022. Accrued interest was capped at $46,500, which can be paid in shares of our common stock valued at $4.00 per share. The principal balance outstanding on the note at September 30, 2022 and 2021 was $72,500. The note is unsecured.

We had nine senior secured convertible 8% notes with seven separate investors totaling an aggregate of $3,035,000. Each note has a maturity date of nine months from the origination date. The principal and interest accrued to the maturity date are payable in U.S. dollars on that date. We may prepay the principal balance plus accrued interest at any time prior to the lender having given proper notice of exercising a conversion feature into shares of our common stock. The conversion prices would be at a 35% discount to any shares sold in a public or private transaction. Additionally, upon conversion the noteholder would receive three-year warrants equaling 50% of the shares converted from the original principal balance. The warrants would be exercisable at a price of 1.25 times the pricing of the converted shares. As a further incentive to enter into the transaction, each party was issued incentive shares of our common stock at a rate of .033 shares per each $1 of the note. These shares were issued upon each of the eight separate note closings, and we recorded incentive related expense on 101,167 shares at a $4.00 per share valuation for a total incentive expense of $404,668. These original principal balances of $3,035,000 along with accrued interest of $279,339 for these nine separate loans were paid in full primarily during August of 2022.

On December 21, 2021, we entered into a 10% secured promissory note with a private lender for $250,000, which was restated in the form of a 10% secured promissory note for $255,000 with a maturity date of December 31, 2022.

Convertible term notes at September 30, 2022 and 2021 consisted of the following:

Notes with seven separate investors totaling an aggregate of $700,000 at September 30, 2022 and 2021, respectively. The notes contain an interest rate of 7% and mature on the second anniversary date of the respective notes. The notes have origination dates ranging from May to September 2019, with a 24-month due date. Accrued interest is payable in shares of our common stock. The notes contain various conversion features at any time prior to maturity, primarily for $4.00 per share of common stock in an amount equal to the principal balance. The notes also contained a forced conversion feature that permits us to convert the remaining principal into shares of our common stock. At September 30, 2022, the balance outstanding on these convertible term notes was $700,000. The Company issued 25,708 shares of its common stock worth $102,832 on January 21,2022 for accrued interest as of September 30, 2021. At September 30, 2022 and 2021, the accrued interest was $49,000 and $108,011, respectively. These notes are unsecured.

On March 1, 2022, we entered into a convertible promissory note with a private lender in the original principal amount of $250,000. The note bears interest at a rate of 8% per year and has a maturity date of July 31, 2022. The note was subsequently amended to extend the maturity date to October 31, 2022. The note is convertible into shares of our common stock at the option of the holder at a conversion price equal to $4.00 per share. As of September 30, 2022, an aggregate of $255,000 of principal and interest was outstanding under this note.

On July 12, 2022, we entered into a Subordinated Note Purchase Agreement with a private lender. The original principal amount was $750,000 and bears an interest rate of 20% per year annum. The note was originally due on the earlier to occur of: (i) thirty (30) days from the Original Issue Date of this Note; or (ii) the date of the Company’s initial public offering (“IPO”) of its common stock, however, was modified to the earlier of (i) December 31, 2022; or (ii) the date of the Company’s initial public offering (“IPO”) of its common stock.

On August 23, 2022, we entered into the 2022 Convertible Note with the 2022 Noteholder for an aggregate original principal amount of $4,100,000. The 2022 Convertible Note bears interest at a rate of 8% per year with a maturity date of August 23, 2023. The outstanding principal and accrued interest on the 2022 Convertible Note is convertible, at the discretion of the holder, into shares of our common stock at a price that reflects a 20% discount from the price paid by investors in any transaction by us that occurs after the date of the 2022 Convertible Note with the principal purpose of raising equity capital in a private or public sale of our common stock in any amount, provided that in the event we have not completed an initial public offering within 90 days of the 2022 Convertible Note, then the conversion price will be amended to a price that reflects a 30% discount from the price paid by investors in any transaction by us. The number of shares issuable upon conversion of the 2022 Convertible Note and the conversion price are also subject to adjustment in certain circumstances in connection with future issuances of common stock, stock options, and/or convertible securities and certain corporate transactions. In connection with the 2022 Convertible Note, we issued to the 2022 Noteholder a five-year warrant (referred to herein as the “2022 Noteholder Warrant”) to purchase shares of our common stock in an amount equal to 33.33% of the number of shares received by the 2022 Noteholder from the conversion of the 2022 Convertible Note, which number of shares will increase to an amount equal to 50% of the number of shares received by the 2022 Noteholder from the conversion of the 2022 Convertible Note if within 90 days after the date of the 2022 Convertible Note either (i) we have not completed an initial public offering, or (ii) the shares of common stock underlying the 2022 Noteholder Warrant are not registered for resale pursuant to an effective registration statement declared effective by the SEC. The 2022 Noteholder Warrant is exercisable upon conversion of the 2022 Convertible Note or an event of default under the 2022 Convertible Note, and the exercise price of the 2022 Noteholder Warrant is equal to 1.25 times the conversion price for the 2022 Convertible Note. For purposes of the 2022 Convertible Note and the 2022 Noteholder Warrant, an initial public offering means an underwritten public offering pursuant to an effective registration statement under the Securities Act, other than pursuant to a registration statement on Form S-4 or Form S-8, with aggregate gross proceeds equal to or greater than $15 million and which results in our common stock being listed on any tier of the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American. Subsequently, on December 6, 2022, the 2022 Noteholder agreed to convert all of the 2022 Convertible Note into 1,332,825 shares of our common stock concurrently with and conditioned upon the pricing of our initial public offering.  As a result of such conversion of the 2022 Convertible Note, the 2022 Noteholder Warrant will be exercisable for 666,413 shares of our common stock at an exercise price of $3.94 per share.

Convertible term notes with a discount at September 30, 2022 and 2021 consisted of the following:

We had convertible notes with a discount with four separate investors totaling an aggregate of $1.75 million. The notes contain a provision that the debt will be paid through a conversion to common stock at a discount of 20%. As a result, we have imputed a discount of $350,000 as of the inception of the notes. The notes originated from July to September 2019, with an anticipated due date of December 31, 2022. It is anticipated the conversion trading price of stock will be at $4.50 per share, giving an effective conversion price of $3.60 per share after the discount. As of September 30, 2022, the balance outstanding was $1.75 million, with a fully amortized discount. As of September 30, 2021, the balance outstanding was $1.75 million, with an unamortized discount of $36,836. These notes are unsecured.

The Company has entered into various revolving promissory notes with related entities. All these entities are controlled by our Chief Executive Officer. These notes are non-interest bearing, unsecured, and are payable on September 30, 2023 or earlier at the option of the Company. As of September 30, 2022 and 2021, the outstanding balances were $558,658 and $447,050, respectively.

All of the above note’s payable are either due on demand or due within the next 12 months.

NOTE 9 – SEVERANCE OBLIGATION

As of September 30, 2022 and 2021, we had a severance obligation accrued in the amount of $0 and $5,725,000, respectively. The obligation arose from the employment agreements with our Chief Executive Officer and our Chief Financial Officer. The employment agreements provide that these individuals will be paid a certain amount in our common stock and a salary severance benefit upon their termination, whether initiated by us or at the employee’s discretion. The two executives agreed to waive these severance obligations in order to meet NASDAQ initial listing requirements and better position the Company’s financial position through the IPO valuation process. The benefit was fully vested at the inception of the respective employment agreements. As of September 30, 2021 the total obligation was comprised 1,200,000 shares of common stock. The stock was valued at $4.00 per share (or an aggregate of $4,800,000) based on the fair value of stock at the inception of the agreements. In addition, as of September 30, 2021 there was an obligation to pay $925,000 of severance payments in cash.

NOTE 10 – CAPITAL STOCK

Our authorized capital consists of 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

At September 30, 2022 and 2021, we had no shares of preferred stock issued or outstanding.

As of September 30, 2022, there were 16,369,423 shares of common stock issued and outstanding. During the fiscal year ended September 30, 2022 we issued 1,717,673 shares of common stock and received 4,000,000 shares of common stock as follows:

●	25,000 shares were sold to investors for $100,000;

●	450,000 shares were issued for $1,800,000 for consulting and other professional services;

●	25,708 shares were issued for $102,831 for interest;

●	850,000 shares valued at $3,400,000 were granted to employees as compensation;

●	4,000,000 shares were returned by our CEO and retired as treasury stock for $16,000,000; and

●	366,965 shares were issued for $1,467,860 for incentive to lenders and for loan modifications with lenders.

As of September 30, 2021, there were 18,651,750 shares of common stock issued and outstanding. During the fiscal year ended September 30, 2021, we issued 2,181,750 shares of common stock as follows:

●	103,750 shares were sold to investors for $425,000;

●	843,000 shares were issued for $3,372,000 for consulting and other professional services;

●	3,500 shares were issued for $13,998 for interest;

●	1,145,000 shares valued at $4,580,000 were granted to employees as compensation; and

●	86,500 shares were issued for $346,000 for incentive to lenders.

NOTE 11 – RELATED PARTY TRANSACTIONS

Net amounts due to related parties at September 30, 2022 and 2021 were $558,658 and $447,050 respectively, primarily for non-interest bearing, due on demand advances to our company from our President and Chief Executive Officer or entities controlled by him. Effective September 2021, these obligations were memorialized in written notes. See Note 8 - Notes Payable.

In addition, we have various employment contracts and additional compensation agreements with members of the executive team, which are discussed in Note 7 – Commitments.

We also have payroll and related liabilities outstanding as of September 30, 2022, and 2021 that are primarily owed to our principal officers and are discussed in Note 6 – Payroll and Related Liabilities, and severance obligation discussed in Note 9.

NOTE 12 – INCOME TAXES

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws.  We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of September 30, 2022 and 2021 and we have recorded a valuation allowance of $11,300,000 and $8,100,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying financial statements.

The components of net deferred taxes are as follows:

	As of September 30,
	2022	2021
Deferred tax assets (liabilities):
Net operating loss	$11,300,000	$6,000,000
Accrued severance and compensation	—	2,100,000
Total deferred tax assets, net	11,300,000	8,100,000
Less: valuation allowance	(11,300,000)	(8,100,000)
Net deferred taxes	$—	$—

Our statutory income tax rate is expected to be approximately 26%. The provision for income taxes consisted of the following:

Years Ended September 30,
	2022	2021
Current	$—	—
Deferred	—	—
Total	$—	—

The reconciliation between the income tax expense calculated by applying statutory rates to net loss and the income tax expense reported in the accompanying financial statements is as follows:

	Years Ended September 30,
	2022	2021
U.S. federal statutory rate applied to pretax loss	$2,800,000	$3,000,000
State taxes – current	400,000	400,000
Change in valuation allowance	(3,200,000)	(3,400,000)
	$—	—

As of September 30, 2022 and 2021, we had federal income tax net operating loss carryforwards of approximately $34,000,000 and $23,000,000, respectively.  We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss, therefore utilization of a portion of our net operating loss may be limited in future years.

As of September 30, 2022 and 2021, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2023. It is our policy to classify interest and penalties on income taxes as interest expense or penalties expense, should any be incurred.

Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. Tax positions include the following:

●	an allocation or shift of income between taxing jurisdictions;

●	the characterization of income or a decision to exclude reportable taxable income in a tax return; or

●	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.

As of September 30, 2022 and 2021, we had no Internal Revenue Service or state tax examinations. Therefore, all periods since inception are subject to audit.

NOTE 13 – SUBSEQUENT EVENTS

We also have subsequent activity in the form of an equity raise through an IPO which closed on December 14, 2022. Under this underwritten initial public offering, the Company issued 2,450,000 shares of common stock at the public offering price of $4.50 per share for gross proceeds of $11,025,000, before underwriting discounts and commissions and offering expenses. In addition, the Company has granted the underwriters a 45-day option to purchase up to an additional 367,500 shares of its common stock. The shares began trading on The Nasdaq Capital Market on December 9, 2022, under the ticker symbol “JEWL.”

The Company intends to use the net proceeds from the offering primarily for general corporate purposes, including working capital, R&D, and operating expenses, which may include debt repayment and capital expenditures.

During December 2022, we became a party to a class action filing previously between Scio and a class action investor. We have retained outside counsel specifically for this matter and are working with other defendants named in this matter to increase our chance of prevailing. Our approach will seek a dismissal on all items related to this legal action. We believe the case is without merit and will defend our position vigorously. Based on the Company’s assessment of a favorable decision by the court no liability has been recorded on our balance sheet at September 30, 2022.

We have analyzed our operations subsequent to the balance sheet and determined that there were no other significant subsequent events or transactions that would require recognition or disclosure in the financial statements for the year ended September 30, 2022.