Form 10-Q
period 2022-12-31
Adamas One Corp.
filed 2023-02-21
CIK 1884072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

COMMISSION FILE NUMBER 001-41560

ADAMAS ONE CORP.

(Exact Name of registrant as specified in its charter)

Nevada	83-1833607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17767 N. Perimeter Drive, Suite B115, Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)

(480) 356-8798

(Registrant’s telephone number, including area code)

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.001 par value	JEWL	The Nasdaq Stock market, LLC (Nasdaq Capital Market)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2022, the issuer had 21,203,268 shares of Common Stock outstanding.

ADAMAS ONE CORP.

ADAMAS ONE CORP.
CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2022	2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$3,456,200	$88,235
Accounts receivable, net of allowance	1,559,143	1,277,368
Inventory	301,935	58,690
Other current assets	-	-
Total current assets	5,317,278	1,424,293

Property and Equipment, net	1,859,150	640,002

Other Assets:
Goodwill	5,413,000	5,413,000
Other intangible assets, net	480,000	498,000
Right of use assets - operating leases	1,429,071	-
Other	12,800	12,800
Total other assets	7,334,871	5,923,800

TOTAL ASSETS	$14,511,299	$7,988,095

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accrued liabilities	$1,841,282	$442,645
Accrued interest	155,863	509,620
Payroll and related	3,743,901	2,924,172
Due to related party - notes payable	-	558,658
Working capital deficit - asset purchase	457,912	457,912
Notes payable and convertible term notes, net	727,500	7,882,500
Current portion of operating lease liability	202,318	-
Total current Liabilities	7,128,776	12,775,507

Long-Term Liabilities:
Operating lease liability, net of current portion	1,228,699	-

Total liabilities	8,357,475	12,775,507

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 100,000,000 shares authorized 21,553,268 shares issued and 21,203,268 outstanding at December 31, 2022 and 16,369,423 shares issued and outstanding at September 30, 2022	21,553	16,369
Treasury Stock 350,000 shares, at cost	(1,200,000)	-
Additional paid-in capital	57,625,915	36,511,950
Accumulated deficit	(50,293,644)	(41,315,731)
Total stockholders’ equity (deficit)	6,153,824	(4,787,412)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$14,511,299	$7,988,095

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2022 and 2021
(Unaudited)

	2022	2021
Net Sales
Diamond sales	$726,125	$-

Cost of goods sold	134,846	-
Gross margin	591,279	-

Operating Expenses

Selling, general and administrative	2,561,479	663,598
Employee salaries and related expenses	4,664,815	239,676
Depreciation and amortization expense	98,852	96,250
Total operating expenses	7,325,146	999,524

Loss from Operations	(6,733,867)	(999,524)

Other Expenses:
Interest expense	(2,244,046)	(104,637)

Total Other Expenses	(2,244,046)	(104,637)

Loss before income taxes	(8,977,913)	(1,104,161)

Provision for income taxes	-	-
Net Loss	$(8,977,913)	$(1,104,161)

Loss Per Share
Basic and fully diluted
Weighted average number of shares outstanding	17,420,365	18,652,127
Loss per share-basic and diluted	$(0.52)	$(0.06)

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended December 31, 2022 and 2021
(Unaudited)

	Common Stock		Additional
	Shares		Paid-In	Treasury	Accumulated
	Outstanding	Par Value	Capital	Stock	(Deficit)	Total
Balance at September 30, 2021	18,651,750	$18,652	$23,870,976	—	$(30,247,873)	$(6,358,245)
Common stock issued to board members	20,000	20	79,980	—	—	80,000
Common stock issued for incentive to lender	14,667	15	58,653	—	—	58,668
Net loss	—	—	—	—	(1,104,161)	(1,104,161)
Balance at December 31, 2021	18,686,417	$18,687	$24,009,609	—	$(31,352,034)	$(7,323,738)

Balance at September 30, 2022	16,369,423	$16,369	$36,511,950	—	$(41,315,731)	$(4,787,412)
Common stock issued for conversion of notes and accrued interest	88,889	89	319,911	—	—	320,000
Common stock issued for conversion of note and accrued interest	1,332,825	1,333	4,197,066	—	—	4,198,399
Common stock issued for conversion of note and accrued interest	250,000	250	1,124,750	—	—	1,125,000
Common stock issued to employees	920,000	920	3,679,080	—	—	3,680,000
Common stock issued for conversion of note and accrued interest	69,445	69	312,431	—	—	312,500
Common stock issued for conversion of note and accrued interest	55,556	56	249,944	—	—	250,000
Common stock issued for conversion of note and accrued interest	17,130	17	62,483	—	—	62,500
Common stock issued for IPO, net of costs of $1,892,250	2,450,000	2,450	9,130,300	—	—	9,132,750
Warrants issued	—	—	2,038,000	—	—	2,038,000
Repurchase stock	(350,000)	—	—	(1,200,000)	—	(1,200,000)
Net loss	—	—	—	—	(8,977,913)	(8,977,913)
Balance at December 31, 2022	21,203,268	$21,553	$57,625,915	$(1,200,000)	$(50,293,644)	$6,153,824

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2022 and 2021
(Unaudited)

	2022	2021
OPERATING ACTIVITIES
Net loss	$(8,977,913)	$(1,104,161)
Adjustments to reconcile net loss to net cash provided by operations:
Stock based compensation and expenditures	3,680,000	-
Stock issued for interest	113,398	-
Warrants issued for conversion	2,038,000	-
Depreciation and amortization	98,852	96,250
Allowance for doubtful accounts	72,600	-
Changes in assets and liabilities
Accounts receivable	(354,375)	-
Inventory	(243,245)	(113,999)
Other assets	-	8,503
Accrued liabilities	1,398,638	65,566
Accrued interest	(353,757)	104,636
Accrued payroll and related	819,729	59,504
Severance obligation	-	18,000
Total Adjustments to reconcile net loss to net cash used in operations:	7,269,840	238,460
Net cash used in operating activities	(1,708,073)	(865,701)

INVESTING ACTIVITIES
Machinery & equipment	(1,300,000)	-
Net cash used in investing activities	(1,300,000)	-

FINANCING ACTIVITIES
Notes payable proceeds (payments)	(1,000,000)	690,000
Due to related party	(558,658)	130,865
Purchase of treasury stock	(1,200,000)	-
Right of use assets - operating leases, net	1,946	-
Cash from stock sale, net of costs of $1,892,250	9,132,750	-
Net cash provided by financing activities	6,376,038	820,865

Net cash increase (decrease) for the period	$3,367,965	$(44,836)
Cash, beginning of period	88,235	261,819
Cash, end of the period	$3,456,200	$216,983

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities are as follows:
Stock-based compensation	$3,680,000	$-
Stock for interest	$113,398	$-
Warrants issued for conversion	$2,038,000	$-
Conversion of debt to equity	$6,155,000	$-
Stock for board member services	$-	$80,000
Stock for lenders incentive	$-	$58,668

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended December 31, 2022 and 2021

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

We were incorporated on September 6, 2018, in the state of Nevada for the purpose of acquiring existing technology that would efficiently and effectively produce lab-grown, environmentally friendly, ethically sourced diamonds. On January 31, 2019, we entered into an Amended Asset Purchase Agreement with Scio Diamond Technology Corporation, or Scio, which was subsequently amended February 3, 2020, pursuant to which we acquired substantially all of the assets of Scio, which assets consisted primarily of proprietary diamond growing chemical reactors, which we refer to as diamond growing machines, patents, and all intellectual property related thereto, for an aggregate of 1,500,000 shares of our common stock and payment to certain lenders of Scio of an aggregate of $2.1 million in cash. In addition, we agreed to pay one-half of certain other unsecured operational liabilities of Scio. The transaction was approved by a majority of the Scio stockholders voting in person or by proxy at a special meeting of stockholders held commencing on June 7, 2019 and reconvening on August 6, 2019. The transaction closed on October 17, 2019. We recorded the net value of the assets purchased and liabilities assumed at $8.65 million.

Since acquiring the assets of Scio, we have continued to further develop the technologies acquired from Scio, and we have begun producing diamonds for fine jewelry and diamond material for industrial uses.

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss of $9.0 million and used approximately $1.7 million of cash in operations for the three months ended December 31, 2022. Further information related to a going concern may be obtained in NOTE 2 of the Company’s 2022 audited financial statements for the year ended September 30, 2022, and in the Going Concern Uncertainty paragraph in the Report of Independent Registered Public Accounting Firm, also contained in the above referenced financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for the following year.

We will need additional financing to implement our full business plan and to service our ongoing operations. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and possibly divest all or a portion of our business. We may seek additional capital through a combination of equity offerings and debt financings. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our existing stockholders and/or require such stockholders to waive certain rights and preferences. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should we be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Presentation

The condensed financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended September 30, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at December 31, 2022 and the results of our operations and cash flows for the periods presented.

Interim results are subject to seasonal variations, and the results of operations for the three months ended December 31, 2022, are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include, but are not limited to, the following: collectability of accounts receivable, the potential impairment of goodwill, valuation of deferred tax assets, carrying value of inventories, useful lives and recovery of equipment and other intangible assets, and valuation of stock-based compensation.

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

As of December 31, 2022, we had established an allowance of $355,850, for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected.

Property and Equipment

We recorded property and equipment purchased at cost. We compute depreciation, after equipment is placed in service, using the straight-line method at rates intended to depreciate the cost of assets over their estimated useful lives, which are generally four to ten years. Upon retirement or sale of property and equipment, we will remove the cost of the disposed assets and related accumulated depreciation from the accounts and any resulting gain or loss is credited or charged to selling, general, and administrative expenses. We charge expenditures for normal repairs and maintenance to expense as incurred. We capitalize additions and expenditures for improving or rebuilding existing assets that extend the useful life. Leasehold improvements made either at the inception of the lease or during the lease term will be amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.

Goodwill

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in the Scio business combination. Goodwill is not amortized, instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value. The goodwill that arose from the Scio asset purchase agreement was independently valued at $5,413,000 as of August 7, 2019. We completed our last annual goodwill impairment test in our fourth quarter for the fiscal year ended September 30, 2022, and as a result of the annual test management determined that no change was needed to the carrying value of goodwill at September 30, 2022 or as of December 31, 2022.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three months ended December 31, 2022 and 2021.

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

Disaggregated Revenue Information

We have no disaggregated revenue to report for the three months ended December 31, 2022 or 2021. We continue to have one wholesale customer.

Advertising Costs

We plan to expense advertising costs as they are incurred. We have incurred no advertising costs to date.

Inventories

We state inventories at the lower of cost or net realizable value. We determine cost using the average cost method on all inventory generated by our manufacturing operations upon our transition from research and development in our manufacturing facility to the full production of our products for sale. At both December 31, 2022, and September 30, 2022, our inventory consisted primarily of finished and nearly finished precious stones in various carat sizes, shapes, and colors.

Stock-Based Compensation

We account for stock-based compensation at estimated fair value on the date of grant. There were 920,000 shares of common stock granted to three employees for one year’s services of each employee and fully expensed during the three months ended December 31, 2022. These were valued at approximate $4 per share, or an aggregate of $3,680,000.

In addition, the Company issued 666,413 warrants upon the conversion of $4.1 million in debt. These warrants were valued at $2,038,000 using Black-Scholes with the following significant terms. Term 5 year, volatility 80%, risk-free interest rate 3%, expected dividend yield 0%.

There were no shares granted for employees nor expensed during the three months ended December 31, 2021.

The price per share was based upon sales of our common stock near the date of grant. The grants are fully vested and are recognized upon the date of grant.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. As of December 31, 2022, our bank account balance exceeded the federally insured limit. We mitigate this exposure by using a high credit financial institution. We have one wholesale customer, representing substantially all of our accounts receivable.

Income Taxes

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. There were no known loss contingencies identified as of December 31, 2022.

Loss Per Common Share

We calculate basic loss per share using the weighted average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive financial instruments, such as convertible term notes and related interest. We excluded 903,351 and 1,363,346 shares from the weighted average diluted common shares outstanding for December 31, 2022 and 2021, respectively, because their inclusion would have been antidilutive. These shares are what would have been issued if the convertible debt, plus accrued interest had converted for each of the three months ended December 31, 2022 and 2021.

Recently Issued Accounting Pronouncement

Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. We adopted ASU 2016-02 in the three months ended December 31, 2022. We completed the process of aggregating and evaluating lease arrangements and implementing new processes during the three months ended December 31, 2022. As a result of evaluating the impact of adoption of the ASU on our financial statements we recognized a right-of-use asset and lease liability on our balance sheet for our real estate operating leases. At October 1, 2022 we recognized a right of use asset of $1.4 million, and a lease liability of $1.4 million.

NOTE 4 – INVENTORIES

As of December 31, 2022 and September 30, 2022, the inventory balances were composed of finished goods carried at the value of the costs associated with the manufacturing of the goods.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are listed net of the related accumulated depreciation as of December 31, 2022 and September 30, 2022. As of December 31, 2022, the Company has a deposit on equipment on order in the amount of $1.3 million, which represents approximately 50% of the total purchase price. As the equipment is not yet in service, it is not being depreciated.

Depreciation expense for the three months ended December 31, 2022 and 2021 totaled $80,852 and $78,250 respectively.

NOTE 6 – COMMITMENTS

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (ii) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2022 and September 30, 2022.

Leases

We are obligated under a triple-net operating lease for our 6,475 square foot manufacturing facility located in Greenville, South Carolina, which is classified as an operating lease. The terms of the lease require a payment of approximately $10,000 per month, which includes an estimate for utilities, taxes, and repairs. This lease expires in August 2023.

We believe this facility will be adequate to meet our current needs based on the property and equipment currently owned. However, our business plan will require additional space, and we will be making plans to expand our building footprint at possible new or additional locations to accommodate additional manufacturing equipment. As part of the initial expansion discussed above, we have entered into a lease for 23,485 square feet of additional manufacturing space in Greenville, South Carolina, expiring in July 2036. In addition, we have a lease for 3,414 square feet of office space in Scottsdale, Arizona, expiring in September 2024. The office is to facilitate the administration and marketing of expanding the manufacturing aspect of our company as well as to administer increased management anticipated in areas of human resources, finance, accounting, and financial analysis as well as sales and marketing to manage the growth in the production output as a result of the second facility in Greenville, South Carolina. We intend to pay for these improvements using a combination of working capital, new debt financing, and equity offerings.

The weighted average remaining lease term and weighted average discount rate for operating leases were 11.9 years and 5.0%, respectively. The operating lease cost for the three months ended December 31, 2022 was approximately $78,000.

The future minimum lease payment required under our leases as of December 31, 2022 are as follows:

2023	$267,537
2024	178,649
2025	129,168
2026	134,060
2027	140,910
Thereafter	1,045,082
Total undiscounted cash flows	1,895,406
Less: present value discount (5% per annum)	(464,389)
Total lease liabilities	$1,431,017

Employment Agreements

We have entered into five separate employment agreements that provide for stock to be issued annually in varying amounts through fiscal 2025. The price per share to be included in employee stock compensation expense will be based upon the fair market value of the stock on the date of grant. The grants are fully vested, pending the service requirement of continued employment.

We also have salary commitments contained in our various employment agreements through fiscal year 2025.

After 2025, one salary continues to increase at 9% per year from its approximately $280,000 2025 base salary.

Additional Compensation

In addition to the above stock commitments, we have agreed to provide certain executive officers with compensation paid in diamonds. These commitments amount to issuing 9.5 carats of diamonds per month through September 2024 and 2.5 carats of diamonds per month through October 2025. For the three months ended December 31, 2022 and 2021 this obligation has been accrued at a valuation of $1,000 per carat, which is based on management’s estimate of the market value of the diamonds.

Litigation

During December 2022, we became a party to a class action filing previously between Scio and a class action investor. We have retained outside counsel specifically for this matter and are working with other defendants named in this matter to increase our chance of prevailing. On February 17, 2022 the Company filed a motion to dismiss the class action in concert with Scio which filed a separate motion to dismiss this class action. Our approach will continue to seek a dismissal on all items related to this legal action. We believe the case is without merit and will defend our position vigorously. Based on the Company’s assessment of a favorable decision by the court no liability has been recorded on our balance sheet at December 31, 2022.

NOTE 7 – NOTES PAYABLE AND CONVERTIBLE TERM NOTES

On December 23, 2022 we reduced the original balance principal by $250,000 of our December 21, 2021, 10% secured promissory note with a private lender for $250,000, which was restated in the form of a 10% secured promissory note for $255,000 with a maturity date of December 31, 2022, with the same private lender. At December 31, 2022 the balance owed was $5,000 and accrued interest.

On December 15, 2022 the Company converted one $50,000 note of the seven separate investors totaling an aggregate of $700,000 which had origination dates ranging from May to September 2019 which contain an interest rate of 7% and mature on the second anniversary date of the respective notes. The note was converted into 13,889 shares common stock and 1,289 shares of common stock for accrued interest. The remaining balances outstanding at December 31, 2022, on these convertible term notes was $650,000.

On December 15, 2022, we converted a convertible promissory note with a private lender in the original principal amount of $255,000. The note contained an interest rate of 8% per year and had a maturity date of July 31, 2022 and was amended to extend the maturity date to October 31, 2022. The note was converted into 70,833 shares of our common stock and 2,873 shares of our common stock for accrued interest through December 15, 2022.

On August 23, 2022, we entered into the 2022 Convertible Note with the 2022 Noteholder for an aggregate original principal amount of $4,100,000. In connection with the 2022 Convertible Note, we issued to the 2022 Noteholder a five-year warrant (referred to herein as the “2022 Noteholder Warrant”) to purchase shares of our common stock in an amount equal to 33.33% of the number of shares received by the 2022 Noteholder from the conversion of the 2022 Convertible Note, which number of shares will increase to an amount equal to 50% of the number of shares received by the 2022 Noteholder from the conversion of the 2022 Convertible Note if within 90 days after the date of the 2022 Convertible Note either (i) we have not completed an initial public offering, or (ii) the shares of common stock underlying the 2022 Noteholder Warrant are not registered for resale pursuant to an effective registration statement declared effective by the SEC. The 2022 Noteholder Warrant is exercisable upon conversion of the 2022 Convertible Note or an event of default under the 2022 Convertible Note, and the exercise price of the 2022 Noteholder Warrant is equal to 1.25 times the conversion price for the 2022 Convertible Note. On December 6, 2022, the 2022 Noteholder agreed to convert all of the 2022 Convertible Note and accrued interest into 1,332,825 shares of our common stock concurrently with and conditioned upon the pricing of our initial public offering.  As a result of such conversion of the 2022 Convertible Note, the 2022 Noteholder Warrant will be exercisable for 666,413 shares of our common stock at an exercise price of $3.94 per share. On December 6, 2022, the 2022 Noteholder was issued the 666,413 warrants related to the induced conversion of the 2022 Convertible Note. We valued these warrants at the conversion date of December 6, 2022 in the amount of $2,038,000 using Black-Scholes valuation method and assumptions that consider, among other factors, the fair value of the underlying stock, risk free interest rate, volatility, and expected life.

We had convertible notes with a discount with four separate investors totaling an aggregate of $1.75 million. The notes contain a provision that the debt will be paid through a conversion to common stock at a discount of 20%. As a result, we have imputed a discount of $350,000 as of the inception of the notes. The notes originated from July to September 2019, with an anticipated due date of December 31, 2022. The conversion trading price of stock was $4.50 per share, giving an effective conversion price of $3.60 per share after the discount. During December 2022, all four separate investors converted the aggregate balance outstanding during the time of $1.75 million into 392,131 shares of our common stock.

On December 19, 2022 we paid in full the $750,000 original principal balance on an a $750,000 20% Subordinated Note dated July 12, 2022. The original note had an original maturity date of the earlier of 30 days from execution or the Company’s IPO date. The maturity date was subsequently modified to a date later than the closing of the IPO on December 14, 2022 in which the Company paid the outstanding balance and accrued interest in full on December 19, 2022.

During the three months ended December 31, 2022 the Company paid the full outstanding balances on five separate revolving promissory notes with related entities, Lucid Technologies, LLC for $432,337, Private Co LLC for $304,410, Mix 1, LLC for $3,500, Pubco LLC for $24,000, Dolce B, LLC for $18,500. All these entities are controlled by our Chief Executive Officer. These notes were non-interest bearing, unsecured, and were payable on September 30, 2023 or earlier at the option of the Company.

We have a note with a private lender, dated May 14, 2019, with an original principal balance of $100,000 and an original maturity date of September 5, 2019. The note has been re-negotiated on several occasions and has a current maturity date of December 31, 2022. Accrued interest was capped at $46,500, which can be paid in shares of our common stock valued at $4 per share. The principal balance outstanding on the note at December 31, 2022 and September 30, 2022 was $72,500. The note is unsecured.

NOTE 8 – CAPITAL STOCK

Our authorized capital consists of 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

As of December 31, 2022, and 2021, we had no shares of preferred stock issued or outstanding.

As of December 31, 2022, there were 21,553,268 shares of common stock issued and 21,203,268 shares outstanding. During the three months ended December 31, 2022, we issued 5,183,845 shares of common stock as follows:

2,450,000 shares were sold to investors for $11,025,000, before expenses of the offering in the Company’s IPO;

1,332,825 shares were issued to note holder electing to convert upon IPO valued at $4,198,399;

920,000 shares valued at $3,680,000 were granted to employees as compensation;

481,020 shares were issued for $2,070,000 for incentive to lenders: and

In addition, we purchased 350,000 shares of treasury stock for $1,200,000.

NOTE 9 – RELATED PARTY

Amounts due to related parties on December 31, 2022 and September 30, 2022 were $0 and $558,658, respectively, primarily for non-interest bearing, due on demand advances to our company from our President and Chief Executive Officer or entities controlled by him.

In addition, we have various employment contracts and additional compensation agreements with members of the executive team, which are discussed in Note 6 – Commitments.

We also have payroll and related liabilities outstanding as of December 31, 2022 and September 30, 2022 that are primarily owed to our principal officers.

NOTE 10 – INCOME TAXES

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of December 31, 2022 and September 30, 2022, and we have recorded a related valuation allowance against deferred tax assets in excess of deferred tax liabilities in the accompanying financial statements.

As of December 31, 2022 and September 30, 2022, we had federal income tax net operating loss carryforwards. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss, therefore utilization of a portion of our net operating loss may be limited in future years.

As of December 31, 2022 and September 30, 2022 we had no Internal Revenue Service or state tax examinations. Therefore, all periods since inception are subject to audit.

NOTE 11 – SUBSEQUENT EVENTS

We have analyzed our operations subsequent to the balance sheet and determined that there were no other significant subsequent events or transactions that would require recognition or disclosure in the financial statements for the three months ended December 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since acquiring the Scio assets over three years ago, we have focused our efforts on research and development of improvements to the fundamental CVD process. Like most high-tech manufacturers, the philosophy of continuous improvement is at our core. Our development efforts have focused on commercialization of the diamonds and diamond materials we produce, improvements in our white diamond process, improvements in our diamond seed processes, automation in our machine operation, expansion of our capacity with our existing machines, and improvements in our laser cutting procedures. The guiding principle of these efforts is to provide the highest quality diamonds and diamond materials in a consistent and high-yield manner.

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

Results of Operations

The following table presents summarized financial information taken from our statements of operations for the three months ended December 31, 2022 compared with the three months ended December 31, 2021:

	For the Three Months Ended
	December 31, (unaudited)
	2022	2021
Net Sales	$726,125	$-
Cost of Goods Sold	134,846	-
Gross Margin	591,279	-

Total operating expenses	7,325,146	999,524
Loss from operations	(6,733,867)	(999,524)
Other expenses
Interest expense	(2,244,046)	(104,637)
Loss before income taxes	$(8,977,913)	$(1,104,161)

Components of Results of Operations

Net Sales

During the three months ended December 31, 2022, we had net sales of $726,125 compared to no net sales for the three months ended December 31, 2021.

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

Costs of goods sold for the three months ended December 31, 2022, were $134,846.

Gross margin for the three months ended December 31, 2022, was $591,279 or a gross profit margin on diamond sales of 81% for the three months ended December 31, 2022.

There were no costs of goods sold nor any related gross margin for the three months ended December 31, 2021, to compare to the current year.

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

Operating expense for the three months ended December 31, 2022, included in the statement of operations was $7.3 million compared to $1.0 million in the comparison to the comparable prior period.

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

Interest expense was $2.2 million for the three months ended December 31, 2022, compared to $0.1 million for the three months ended December 31, 2021. This increase in interest expense was due primarily the warrants issued for notes converted and partly to higher net borrowings and outstanding indebtedness for the three months ended December 31, 2022, versus the three months ended December 31, 2021.

Net Loss

Primarily as a result of the above factors we had a net loss of $9.0 million compared to a net loss of $1.1 million for the three months ended December 31, 2022, and December 31, 2021, respectively.

Liquidity and Capital Resources

As of December 31, 2022, we had $3.5 million of cash and cash equivalents, an increase of $3.4 million from September 30, 2022.

Changes in cash flows are summarized as follows:

Operating Activities

For the three months ended December 31, 2022, net cash used in operating activities totaled approximately $1.7 million. This was primarily the result of net loss of approximately $9.0 million, increases to our period end accounts receivable of $0.3 million and accrued interest decrease of $0.4 million which was offset primarily by increases in accrued liabilities of $1.4 million, inventory of $0.2 million and accrued payroll and related of $0.8 million along with an offset by the benefit of non-cash expenses for employee stock compensation of $3.7 million and warrants issued for conversion of $2.0 million.

For the three months ended December 31, 2021, net cash used in operating activities totaled approximately $.9 million. This was primarily the result of net loss of approximately $1.1 million.

Investing Activities

During the three months ended December 31, 2022, we used $1.3 million for investing activities related to purchase of machinery and equipment.

During the three months ended December 31, 2021, we used no cash for investing activities.

Financing Activities

During the three months ended December 31, 2022, net cash provided by financing activities was approximately $6.4 million. This was the net effect of $9.1 million we received as net proceeds from our IPO which closed on December 14, 2022 offset by $0.6 million used to reduce related party notes, $1.0 million to reduce notes payable and $1.2 million to acquire treasury stock during the three months ended December 31, 2022.

During the three months ended December 31, 2021, net cash provided by financing activities was approximately $0.8 million. This was primarily the net effect of $0.7 million of increased note borrowings and $0.1 million in related party activity.

These conditions raise substantial doubt about our ability to continue as a going concern for the ensuing year. Our independent auditors have added an explanatory paragraph in their audit opinion in regard to this uncertainty and can be found in the Company’s Annual Form 10K filing with the Securities and Exchange Commission.

Satisfaction of our Cash Obligations for the Next 12 Months

Our recent IPO which closed on December 14, 2022 gave us gross proceeds of $11.0 million before direct IPO expenses and fees associated with underwriting. These funds along with the ability to obtain additional capital through additional equity and/or debt financing are anticipated to meet our operating needs. We are not currently generating sufficient revenue to meet operating needs. In the event we cannot obtain additional capital to pursue our strategic plan, however, this would materially impact our ability to continue as a going concern.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, and stock-based compensation. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended September 30, 2022, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the three months ended December 31, 2022. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective. Our controls were ineffective due to the size of the Company and available resources. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended December 31, 2022, and 2021 in accordance with GAAP.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarterly period from October 1, 2022 to December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings, and investigations in the ordinary course of business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position, results of operations or cash flows. We record accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated.

Please reference the Contingencies section of Note 3 of our Financial Statements for additional disclosure.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The authorized capital of the Company is 100,000,000 shares of Common Stock with a par value of $0.001 per share and 10,000,000 shares of Preferred Stock with a $0.001 par value per share.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2022 that were not previously reported in a Current Report on Form 8-K except as follows:

We issued 481,020 shares of our Common Stock for conversion of notes and accrued interest with a total value of $2,070,000.

We issued 920,000 shares of our Common Stock for employee stock grants with a total value of $3,680,000.

The previously mentioned securities were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and/or Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John G. Grdina.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steven Staehr.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John G. Grdina.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven Staehr.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed Herewith.

**	Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMAS ONE CORP.

February 21, 2023	By:	/s/ John G. Grdina
John G. Grdina
Chief Executive Officer

ADAMAS ONE CORP.

February 21, 2023	By:	/s/ Steven Staehr
Steven Staehr
Chief Financial Officer