Form 10-Q
period 2023-03-31
Adamas One Corp.
filed 2023-05-22
CIK 1884072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(480)356-8798

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

As of May 10, 2023, the issuer had 23,111,526 shares of Common Stock outstanding.

ADAMAS ONE CORP.

ADAMAS ONE CORP.
CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$905,684	$88,235
Accounts receivable, net of allowance	1,394,251	1,277,368
Inventory	895,000	58,690
Total Current Assets	3,194,935	1,424,293

Property and Equipment, net	1,942,898	640,002

Other Assets:
Goodwill	5,413,000	5,413,000
Other intangible assets, net	462,000	498,000
Right of use assets - operating leases	1,368,243	-
Other	12,800	12,800
TOTAL ASSETS	$12,393,876	$7,988,095

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accrued liabilities	$2,364,046	$442,645
Accrued interest	158,595	509,620
Payroll and related	3,748,710	2,924,172
Due to related party - notes payable	-	558,658
Working capital deficit - asset purchase	457,912	457,912
Notes payable and convertible term notes, net	472,500	7,882,500
Current portion of operating lease liability	176,550	-
Total Current Liabilities	7,378,313	12,775,507

Long-Term Liabilities:
Operating lease liability, net of current portion	1,195,586	-

Total liabilities	8,573,899	12,775,507

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 100,000,000 shares authorized 22,506,526 and 16,369,423 shares issued and 22,156,526 and 16,369,423 shares outstanding at March 31, 2023 and September 30, 2022, respectively	22,505	16,369
Treasury stock 350,000 shares, at cost	(1,200,000)	-
Additional paid-in capital	60,237,063	36,511,950
Accumulated deficit	(55,239,591)	(41,315,731)
Total Stockholders’ Equity (deficit)	3,819,977	(4,787,412)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$12,393,876	$7,988,095

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net Revenues
Diamond sales	$113,931	$484,519	$840,056	$484,519

Cost of Revenues	45,152	146,600	179,998	146,600
Gross Profit	68,779	337,919	660,058	337,919

Operating Expenses

Selling, general and administrative	3,283,967	625,185	5,845,446	1,288,783
Employee salaries and related expenses	1,604,775	3,588,860	6,269,590	3,828,536
Severance expenses	-	43,000	-	43,000
Depreciation and amortization expense	98,852	96,250	197,704	192,500
Total operating expenses	4,987,594	4,353,295	12,312,740	5,352,819

Loss from Operations	(4,918,815)	(4,015,376)	(11,652,682)	(5,014,900)

Other Expenses
Interest expense	(27,132)	(94,677)	(2,271,178)	(199,314)

Total Other Expenses	(27,132)	(94,677)	(2,271,178)	(199,314)

Loss before income taxes	(4,945,947)	(4,110,053)	(13,923,860)	(5,214,214)

Provision for income taxes	-	-	-	-
Net Loss	$(4,945,947)	$(4,110,053)	$(13,923,860)	$(5,214,214)

Net Loss Per Share
Basic and diluted
Weighted average number of shares outstanding	21,861,035	19,377,468	19,616,301	19,006,812
Loss per share-basic and diluted	$(0.23)	$(0.21)	$(0.71)	$(0.27)

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF STOCKHOLDERS ’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional
	Shares		Paid-In	Treasury	Accumulated
	Outstanding	Par Value	Capital	Stock	(Deficit)	Total
Balance at September 30, 2021	18,651,750	$18,652	$23,870,976	-	$(30,247,873)	$(6,358,245)
Common stock issued to board members	20,000	20	79,980	-	-	80,000
Common stock issued for incentive to lender	14,667	14	58,655	-	-	58,669
Net loss	-	-	-	-	(1,104,161)	(1,104,161)
Balance at December 31, 2021	18,686,417	$18,686	$24,009,611	-	$(31,352,034)	$(7,323,737)

Common stock issued to board members	20,000	20	79,980	-	-	80,000
Common stock issued for cash at $4.00	25,000	25	99,975	-	-	100,000
Common stock issued to employees	850,000	850	3,399,150	-	-	3,400,000
Common shares issued from converted interest	25,708	26	102,806	-	-	102,832
Net loss	-	-	-	-	(4,110,053)	(4,110,053)
Balance at March 31, 2022	19,607,125	$19,607	$27,691,522	-	$(35,462,087)	$(7,750,958)

Balance at September 30, 2022	16,369,423	$16,369	$36,511,950	-	$(41,315,731)	$(4,787,412)
Common stock issued for conversion of notes and accrued interest	1,813,845	1,814	6,266,585	-	-	6,268,399
Common stock issued to employees	920,000	920	3,679,080	-	-	3,680,000
Common stock issued for IPO, net of costs of $1,892,250	2,450,000	2,450	9,130,300	-	-	9,132,750
Warrants issued	-	-	2,038,000	-	-	2,038,000
Repurchase stock	(350,000)	-	-	(1,200,000)	-	(1,200,000)
Net loss	-	-	-	-	(8,977,913)	(8,977,913)
Balance at December 31, 2022	21,203,268	$21,553	$57,625,915	$(1,200,000)	$(50,293,644)	$6,153,824

Common Stock issued to employees	225,000	225	772,775	-	-	773,000
Common Stock issued for consulting services	632,500	632	1,559,068	-	-	1,559,700
Common stock issued for conversion of note and accrued interest	95,758	95	279,308	-	-	279,400
Net loss	-	-	-	-	(4,945,947)	(4,945,947)
Balance at March 31, 2023	22,156,526	$22,505	$60,237,063	$(1,200,000)	$(55,239,591)	$3,819,977

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(13,923,860)	$(5,214,214)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation and expenditures	6,012,700	3,618,668
Stock issued for interest	137,798	102,832
Warrants issued for conversion	2,038,000	-
Depreciation and amortization	197,704	192,500
Amortization of debt discount	-	36,836
Allowance for doubtful accounts	72,600	-
Changes in assets and liabilities:
Accounts receivable	(189,483)	(484,519)
Inventory	(836,310)	(77,274)
Other current assets	-	9,613
Accrued liabilities	1,921,402	259,727
Accrued interest	(351,025)	59,646
Accrued payroll and related	824,538	168,714
Severance obligation	-	43,000
Right of use assets - operating leases, net	3,893	-
Total adjustments to reconcile net loss to net cash used in operations:	9,831,817	3,929,743
Net cash used in operating activities	(4,092,043)	(1,284,471)

INVESTING ACTIVITIES
Machinery & equipment	(1,464,600)	-
Net cash used in investing activities	(1,464,600)	-

FINANCING ACTIVITIES
Notes payable proceeds (payments)	(1,000,000)	945,000
Due to related party	(558,658)	67,898
Purchase of treasury stock	(1,200,000)	-
Cash from stock sale, net of costs of $1,892,250	9,132,750	100,000
Net cash provided by financing activities	6,374,092	1,112,898

Net cash increase (decrease) for the period	$817,449	$(171,573)
Cash, beginning of period	88,235	261,819
Cash, end of the period	$905,684	$90,246

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities are as follows:
Stock-based compensation	$6,012,700	$3,618,668
Stock for interest	$137,798	$102,832
Warrants issued for conversion	$2,038,000	$-
Conversion of debt to equity	$6,155,000	$-
Stock for board member services	$-	$160,000
Stock for lenders incentive	$-	$58,669

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
For the Six Months Ended March 31, 2023 and 2022

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

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss of $13.9 million and used approximately $4.1 million of cash in operations for the six months ended March 31, 2023. Further information related to a going concern may be obtained in NOTE 2 of the Company’s 2022 audited financial statements for the year ended September 30, 2022, and in the Going Concern Uncertainty paragraph in the Report of Independent Registered Public Accounting Firm, also contained in the above referenced financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for the following year.

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

The accompanying condensed financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2023 and the results of our operations and cash flows for the periods presented.

Interim results are subject to seasonal variations, and the results of operations for the six months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

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

As of March 31, 2023, we had established an allowance of $355,850 for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected.

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

Goodwill

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in the Scio business combination. Goodwill is not amortized, instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value. The goodwill that arose from the Scio asset purchase agreement was independently valued at $5,413,000 as of August 7, 2019. We completed our last annual goodwill impairment test in our fourth quarter for the fiscal year ended September 30, 2022, and as a result of the annual test management determined that no change was needed to the carrying value of goodwill at September 30, 2022 or as of March 31, 2023.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the six months ended March 31, 2023 and 2022.

Revenue Recognition

We generate revenue from the sale of diamonds that have been produced or purchased. We recognize revenue according to Accounting Standards Codification 606 – Revenue from Contracts with Customers (“ASC 606”). When the customer obtains control over the promised goods or services, we record revenue in the amount of consideration that we can expect to receive in exchange for those goods. We apply the following five-step model to determine revenue recognition:

●	identification of a contract with a customer;

●	identification of the performance obligations in the contact;

●	determination of the transaction price;

●	allocation of the transaction price to the separate performance obligations; and

●	recognition of revenue when performance obligations are satisfied.

We only apply the five-step model when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. Our contracts contain a single performance obligation (delivery of diamonds), and the entire transaction price is allocated to the single performance obligation. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenue when the customer obtains control of our product, which typically occurs upon delivery of the product. Our credit terms are currently that payment is due within 120 days. In the three months ended March 31, 2023 the Company placed $630,000 in sales value on consignment with a cost value of $245,000. No revenue has been recognized on the consigned merchandise.

Disaggregated Revenue Information

We have no disaggregated revenue to report for the six months ended March 31, 2023 or 2022. We continue to have one primary wholesale customer.

Advertising Costs

We plan to expense advertising costs as they are incurred. We have incurred no advertising costs to date.

Inventories

We state inventories at the lower of cost or net realizable value in the following manners. We determine cost using the average cost method on all inventory generated by our manufacturing operations upon our transition from research and development in our manufacturing facility to the full production of our products for sale. We also purchase lab-grown diamonds from a vendor who cuts and polishes the majority of our manufactured diamonds as the vendor has access to other lab-grown diamonds that may supplement the inventory needed by the company or which may be unique in nature which may appeal to our customers or be used in design of our proprietary jewelry line which is under development. We carry the value of these purchased diamonds at the lower of cost or net realizable value. At March 31, 2023, our inventory consisted of finished and nearly finished precious stones in various carat sizes, shapes, and colors that we produced or purchased. At September 30, 2022, our inventory consisted primarily of finished and nearly finished precious stones in various carat sizes, shapes, and colors which we produced.

Stock-Based Compensation

We account for stock-based compensation at estimated fair value on the date of grant. There were 1,145,000 shares of common stock granted to 11 employees for their service to the Company during the six months ended March 31, 2023. Each employee’s shares were fully vested upon issuance and expensed in full during the six months ended March 31, 2023. These shares were valued between $4.00 and $2.84 per share an approximate average of $3.89 per share, or an aggregate of $4,453,000.

In addition, the Company issued 666,413 warrants upon the conversion of $4.1 million in debt. These warrants were valued at $2,038,000 using Black-Scholes with the following significant terms. Term 5 year, volatility 80%, risk-free interest rate 3%, expected dividend yield 0%.

There were 850,000 shares granted for employees valued at $4.00 per share for which the $3.4 million was fully expensed during the six months ended March 31, 2022.

The price per share was based upon sales of our common stock near the date of grant. The grants are fully vested and are recognized upon the date of grant.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. As of March 31, 2023, our bank account balance exceeded the federally insured limit. We mitigate this exposure by using a high credit financial institution. We have one wholesale customer, representing substantially all of our accounts receivable.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. There were no known loss contingencies identified as of March 31, 2023. (See NOTE 6 below for additional information)

Loss Per Common Share

We calculate basic loss per share using the weighted average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive financial instruments, such as convertible term notes and related interest. We excluded 823,499 and 1,627,304 shares from the weighted average diluted common shares outstanding for March 31, 2023 and 2022, respectively, because their inclusion would have been antidilutive. These shares are what would have been issued if the convertible debt, plus accrued interest had converted for each of the six months ended March 31, 2023 and 2022.

Recently Issued Accounting Pronouncement

Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. We adopted ASU 2016-02 in the six months ended March 31, 2023. We completed the process of aggregating and evaluating lease arrangements and implementing new processes during the six months ended March 31, 2023. As a result of evaluating the impact of adoption of the ASU on our financial statements we recognized a right-of-use asset and lease liability on our balance sheet for our real estate operating leases. At October 1, 2022 we recognized a right of use asset of $1.4 million, and a lease liability of $1.4 million.

NOTE 4 – INVENTORIES

As of March 31, 2023 and September 30, 2022, the inventory balances were composed of finished goods and partially finished goods carried at the value of the costs associated with the manufacturing of the goods. As of March 31, 2023, $295,935 is composed of diamonds manufactured by the Company, $354,065 was inventory purchased from another source. In addition, $245,000 of inventory is held on consignment.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are listed net of the related accumulated depreciation as of March 31, 2023 and September 30, 2022. As of March 31, 2023. The Company has a deposit on equipment on order in the amount of $1.3 million, which represents approximately 50% of the total purchase price. As the equipment is not yet in service, it is not being depreciated.

Depreciation expense for the six months ended March 31, 2023 and 2022 totaled $161,704 and $156,500 respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (ii) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of March 31, 2023 and September 30, 2022.

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

The weighted average remaining lease term and weighted average discount rate for operating leases were 11.9 years and 5.0%, respectively. The operating lease cost for the six months ended March 31, 2023 was approximately $156,000.

The future minimum lease payment required under our leases as of March 31, 2023 are as follows:

2023	$191,331
2024	178,649
2025	129,168
2026	134,060
2027	140,910
Thereafter	1,045,082
Total undiscounted cash flows	1,819,200
Less: present value discount (5% per annum)	(447,064)
Total lease liabilities	$1,372,136

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

Additional Compensation

In addition to the above stock commitments, we have agreed to provide certain executive officers with compensation paid in diamonds. These commitments amount to issuing 9.5 carats of diamonds per month through September 2024 and 2.5 carats of diamonds per month through October 2025. For the six months ended March 31, 2023 and 2022 this obligation has been accrued at a valuation of $1,000 per carat, which is based on management’s estimate of the market value of the diamonds.

Litigation

During December 2022, we became a party to a class action filing previously between Scio and a class action investor. We have retained outside counsel specifically for this matter and are working with other defendants named in this matter to increase our chance of prevailing. On February 17, 2023 the Company filed a motion to dismiss the class action in concert with Scio which filed a separate motion to dismiss this class action. Our approach will continue to seek a dismissal on all items related to this legal action. We believe the case is without merit and will defend our position vigorously. Based on the Company’s assessment of a favorable decision by the court no liability has been recorded on our balance sheet at March 31, 2023.

NOTE 7 – NOTES PAYABLE AND CONVERTIBLE TERM NOTES

On December 23, 2022 we reduced the original $255,000 principal balance by $250,000 on our December 21, 2021, 10% secured promissory note with a private lender with a maturity date of March 31, 2023, with the same private lender. On March 7, 2023 we paid the remaining $5,000 and accrued interest with 20,000 shares of our common stock that were issued to the investor as payment in full for the remaining principal and accrued interest.

From December 15, 2022 through January 26, 2023 the Company converted three notes of $50,000, $150,000 and $100,000 out of the seven separate investor notes totaling an aggregate of $700,000 which had origination dates ranging from May to September 2019 which contain an interest rate of 7% and mature on the second anniversary date of the respective notes. The notes were converted into 89,647 shares of common stock and 1,289 shares of common stock for accrued interest. The remaining balances outstanding at March 31, 2023, on these convertible term notes was $400,000.

We have a note with a private lender, dated May 14, 2019, with an original principal balance of $100,000 and an original maturity date of September 5, 2019. The note has been re-negotiated on several occasions and has a current maturity date of December 31, 2023. Accrued interest was capped at $46,500, which can be paid in shares of our common stock valued at $4 per share. The principal balance outstanding on the note at March 31, 2023 and September 30, 2022 was $72,500. The note is unsecured.

NOTE 8 – CAPITAL STOCK

Our authorized capital consists of 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

As of March 31, 2023, and 2022, we had no shares of preferred stock issued or outstanding.

As of March 31, 2023, there were 22,506,526 shares of common stock issued and 22,156,526 shares outstanding. During the six months ended March 31, 2023, we issued shares of common stock as follows:

2,450,000 shares were sold to investors for $11,025,000, before expenses of the offering in the Company’s IPO;

1,332,825 shares were issued to note holder electing to convert upon IPO valued at $4,198,399;

920,000 shares valued at $3,680,000 were granted to employees as compensation;

481,020 shares were issued for $2,070,000 for incentive to lenders;

350,000 shares of treasury stock were purchased for $1,200,000;

225,000 shares valued at $773,000 were granted to employees as compensation;

632,500 shares were issued to consultants for services valued at $1,559,700: and

95,758 shares were issued for conversion of notes and accrued interest valued at $279,400.

NOTE 9 – RELATED PARTY

Amounts due to related parties on March 31, 2023 and September 30, 2022 were $0 and $558,658, respectively, primarily for non-interest bearing, due on demand advances to our company from our President and Chief Executive Officer or entities controlled by him.

In addition, we have various employment contracts and additional compensation agreements with members of the executive team, which are discussed in Note 6 – Commitments and Contingencies.

We also have payroll and related liabilities outstanding as of March 31, 2023 and September 30, 2022 that are primarily owed to our principal officers.

NOTE 10 – INCOME TAXES

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of March 31, 2023 and September 30, 2022, and we have recorded a related valuation allowance against deferred tax assets in excess of deferred tax liabilities in the accompanying financial statements.

As of March 31, 2023 and September 30, 2022, we had federal income tax net operating loss carryforwards. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss, therefore utilization of a portion of our net operating loss may be limited in future years.

As of March 31, 2023 and September 30, 2022 we had no Internal Revenue Service or state tax examinations. Therefore, all periods since inception are subject to audit.

NOTE 11 – SUBSEQUENT EVENTS

The Company has issued approximately 955,000 shares if it’s common stock from March 31, 2023 through May 10, 2023 the date at which the latest shareholder report was available for the conversion of notes and accrued interest, for consultants for services and for board member services.

We have analyzed our operations subsequent to the balance sheet and determined that there were no other significant subsequent events or transactions that would require recognition or disclosure in the financial statements for the six months ended March 31, 2023.

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

	For The Three Months Ended		For The Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net Sales	$113,931	$484,519	$840,056	$484,519
Cost of Revenues	45,152	146,600	179,998	146,600
Gross Margin	68,779	337,919	660,058	337,919

Total Operating Expenses	4,987,594	4,353,295	12,312,740	5,352,819
Loss From Operations	(4,918,815)	(4,015,376)	(11,652,682)	(5,014,900)
Other Expenses	27,132	94,677	2,271,178	199,314
Loss Before Income Taxes	$(4,945,947)	$(4,110,053)	$(13,923,860)	$(5,214,214)

Results of Operations

The following table presents summarized financial information taken from our statements of operations for the three and six months ended March 31, 2023 compared to the comparable period in 2022.

Components of Results of Operations

Net Sales

During the three and six months ended March 31, 2023, we had net sales of $113,931 and $840,056 respectively, compared to $484,519 and $484,519 net sales for the three and six months ended March 31, 2022. We anticipate deriving continuing future revenue from the following business lines:

●	Direct Sales of Diamonds: The sale of diamond gemstones direct to the consumer through our website and the sale of industrial grade diamonds direct to industrial manufacturing companies.

●	Wholesale of Diamonds: The sale of diamonds to wholesalers, distributors, and jewelers.

Cost of Revenues

Cost of revenues includes direct costs (parts, material, and labor), indirect manufacturing costs (manufacturing overhead, depreciation, plant operating lease expense, and rent), shipping, lab services, and logistics costs.

Costs of revenues for the three and six months ended March 31, 2023, were $45,152 and $179,998, respectively. Costs of revenues for the three and six months ended March 31, 2022 were $146,600 and $146,600, respectively.

Gross Margin

Gross margin for the three and six months ended March 31, 2023, was $68,779 and $660,058, respectively with a gross profit margin on diamond sales of 60% and 79% for each of those periods, respectively. Gross margin for the three and six months ended March 31, 2022, was $337,919 and $337,919, respectively with a gross profit margin on diamond sales of 70% and 70% for each of those periods, respectively.

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

Operating expense for the three and six months ended March 31, 2023, included in the statement of operations was approximately $5.0 million and $12.3 million, respectively, compared to $4.4 million and $5.4 million in the prior period. These increases in operating expenses for both the three and six month periods were generally due to the ramping up of its diamond manufacturing operations subsequent to completing its initial public offering in December 2022.

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

Interest expense was $27,132 and $2.3 million for the three and six months ended March 31, 2023, respectively, compared to $94,677 and $199,314 for the three and six month periods of the prior year. This increase in interest expense was due primarily to the warrants issued for notes converted and partly to higher net borrowings and outstanding indebtedness for the six months ended March 31, 2023, versus the six months ended March 31, 2022. The Company had lower interest expense as a result of significantly lower borrowings during the three month period ended March 31, 2023 compared with the three month period in the prior year.

Net Loss

Primarily as a result of the above factors we had a net loss of $(4.9) million and $(13.9) million compared to a net loss of $(4.1) million and $(5.2) million for the three and six months ended March 31, 2023, and March 31, 2022, respectively.

Liquidity and Capital Resources

As of March 31, 2023, we had $0.9 million of cash and cash equivalents, an increase of $0.8 million from September 30, 2022. Changes in cash flows are summarized as follows:

Operating Activities

For the six months ended March 31, 2023, net cash used in operating activities totaled approximately $4.1 million . This was primarily the result of net loss of approximately $13.9 million, increases to our period end accounts receivable of $0.2 million, an increase in our inventories of $0.8 million, and accrued interest decrease of $0.4 million which was offset primarily by accrued payroll and related of $0.8 million along with an offset by the benefit of non-cash expenses for employee stock compensation of $6.0 million and warrants issued for conversion of $2.0 million.

For the six months ended March 31, 2022, net cash used in operating activities totaled approximately $1.3 million. This was primarily the result of net loss of approximately $5.2 million offset by the benefit of non-cash expenses for employee stock compensation of $3.7 million.

Investing Activities

During the six months ended March 31, 2023, we used $1.5 million for investing activities related to purchase of machinery and equipment. During the six months ended March 31, 2022, we used no cash for investing activities.

Financing Activities

During the six months ended March 31, 2023, net cash provided by financing activities was approximately $6.4 million. This was the net effect of $9.1 million we received as net proceeds from our IPO which closed on December 14, 2022 offset by $0.6 million used to reduce related party notes, $1.0 million to reduce notes payable and $1.2 million to acquire treasury stock during the six months ended March 31, 2023.

During the six months ended March 31, 2022, net cash provided by financing activities was approximately $1.1 million.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, and stock-based compensation. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended September 30, 2022, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the six months ended March 31, 2023. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective. Our controls were ineffective due to the size of the Company and available resources. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the six months ended March 31, 2023, and 2022 in accordance with GAAP.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarterly period from October 1, 2022 to March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During December 2022, we became a party to a class action filing previously between Scio and a class action investor. We have retained outside counsel specifically for this matter and are working with other defendants named in this matter to increase our chance of prevailing. On February 17, 2023 the Company filed a motion to dismiss the class action in concert with Scio which filed a separate motion to dismiss this class action. Our approach will continue to seek dismissal on all items related to this legal action. We believe the case is without merit and will defend our position vigorously. Based on the Company’s assessment of a favorable decision by the court no liability has been recorded on our balance sheet at March 31, 2023.

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

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2023 that were not previously reported in a Current Report on Form 8-K except as follows:

We issued 632,500 shares of our common stock for consulting services valued at $1,559,700.

We issued 95,758 shares of our Common Stock for conversion of notes and accrued interest with a total value of $279,400.

We issued 225,000 shares of our Common Stock for employee stock grants with a total value of $773,000.

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

ADAMAS ONE CORP.

May 22, 2023	By:	/s/ John G. Grdina
John G. Grdina
Chief Executive Officer

ADAMAS ONE CORP.

May 22, 2023	By:	/s/ Steven Staehr
Steven Staehr
Chief Financial Officer