Form 10-Q
period 2023-06-30
Adamas One Corp.
filed 2023-12-29
CIK 1884072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of December 29, 2023, the issuer had 27,993,966 shares of Common Stock outstanding.

ADAMAS ONE CORP.

ADAMAS ONE CORP.
CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$650,781	$88,235
Accounts receivable, net of allowance	345,770	1,277,368
Inventory	1,145,916	58,690
Total Current Assets	2,142,467	1,424,293

Property and Equipment, net	1,862,046	640,002

Other Assets:
Goodwill	5,413,000	5,413,000
Other intangible assets, net	444,000	498,000
Right of use assets - operating leases	1,349,144	-
Investment	1,917,673	-
Other	47,346	12,800
TOTAL ASSETS	$13,175,676	$7,988,095

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accrued liabilities	$3,158,734	$442,645
Accrued interest	158,687	509,620
Payroll and related	2,169,097	2,924,172
Due to related party - notes payable	-	558,658
Working capital deficit - asset purchase	457,912	457,912
Notes payable and convertible term notes, net	2,082,550	7,882,500
Current portion of operating lease liability	150,782	-
Total Current Liabilities	8,177,762	12,775,507

Long-Term Liabilities:
Operating lease liability, net of current portion	1,186,272	-

Total liabilities	9,364,034	12,775,507

Commitments and Contingencies (Note 6)

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized 26,017,818 and 16,369,423 shares issued and 25,667,818 and 16,369,423 shares outstanding at June 30, 2023 and September 30, 2022, respectively	26,016	16,369
Treasury stock 350,000 shares, at cost	(1,200,000)	-
Additional paid-in capital	64,763,400	36,511,950
Accumulated deficit	(59,777,774)	(41,315,731)
Total Stockholders’ Equity (Deficit)	3,811,642	(4,787,412)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,175,676	$7,988,095

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Revenues
Diamond sales	$290,938	$617,075	$1,130,994	$1,101,594

Cost of Revenues	217,844	215,976	397,842	362,576
Gross Profit	73,094	401,099	733,152	739,018

Operating Expenses

Selling, general and administrative	4,253,748	1,372,895	10,099,194	2,661,678
Employee salaries and related expenses	196,295	55,891	6,465,885	3,884,427
Severance expenses	-	-	-	43,000
Depreciation and amortization expense	98,851	98,852	296,555	291,352
Total operating expenses	4,548,894	1,527,638	16,861,634	6,880,457

Loss from Operations	(4,475,800)	(1,126,539)	(16,128,482)	(6,141,439)

Other Expenses
Interest expense	(62,383)	(610,491)	(2,333,561)	(809,805)

Total Other Expenses	(62,383)	(610,491)	(2,333,561)	(809,805)

Loss before income taxes	(4,538,183)	(1,737,030)	(18,462,043)	(6,951,244)

Provision for income taxes	-	-	-	-
Net Loss	$(4,538,183)	$(1,737,030)	$(18,462,043)	$(6,951,244)

Net Loss Per Share
Basic and diluted
Weighted average number of shares outstanding	23,668,106	19,686,685	20,966,902	19,223,436
Loss per share-basic and diluted	$(0.19)	$(0.09)	$(0.88)	$(0.36)

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF STOCKHOLDERS ’ EQUITY (DEFICIT)
(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares Outstanding	Par Value	Capital	Stock	(Deficit)	Total
Balance at September 30, 2021	18,651,750	$18,652	$23,870,976	$-	$(30,247,873)	$(6,358,245)
Common stock issued to board members	20,000	20	79,980	-	-	80,000
Common stock issued for incentive to lender	14,667	14	58,655	-	-	58,669
Net loss	-	-	-	-	(1,104,161)	(1,104,161)
Balance at December 31, 2021	18,686,417	$18,686	$24,009,611	$-	$(31,352,034)	$(7,323,737)

Common stock issued to board members	20,000	20	79,980	-	-	80,000
Common stock issued for cash at $4.00	25,000	25	99,975	-	-	100,000
Common stock issued to employees	850,000	850	3,399,150	-	-	3,400,000
Common shares issued from converted interest	25,708	26	102,806	-	-	102,832
Net loss	-	-	-	-	(4,110,053)	(4,110,053)
Balance at March 31, 2022	19,607,125	$19,607	$27,691,522	$-	$(35,462,087)	$(7,750,958)

Common stock issued to board members	20,000	20	79,980	-	-	80,000
Common stock issued to consultant	240,000	240	959,760	-	-	960,000
Common shares returned from CEO	(4,000,000)	-	(16,000,000)	16,000,000	-	-
Net loss	-	-	-	-	(1,737,030)	(1,737,030)
Balance at June 30, 2022	15,867,125	$19,867	$12,731,262	$16,000,000	$(1,737,030)	$(6,710,958)

Balance at September 30, 2022	16,369,423	$16,369	$36,511,950	-	$(41,315,731)	$(4,787,412)
Common stock issued for conversion of notes and accrued interest	1,813,845	1,814	6,266,585	-	-	6,268,399
Common stock issued to employees	920,000	920	3,679,080	-	-	3,680,000
Common stock issued for IPO, net of costs of $1,892,250	2,450,000	2,450	9,130,300	-	-	9,132,750
Warrants issued	-	-	2,038,000	-	-	2,038,000
Repurchase stock	(350,000)	-	-	(1,200,000)	-	(1,200,000)
Net loss	-	-	-	-	(8,977,913)	(8,977,913)
Balance at December 31, 2022	21,203,268	$21,553	$57,625,915	$(1,200,000)	$(50,293,644)	$6,153,824

Common stock issued to employees	225,000	225	772,775	-	-	773,000
Common stock issued for consulting services	632,500	632	1,559,068	-	-	1,559,700
Common stock issued for conversion of note and accrued interest	95,758	95	279,305	-	-	279,400
Net loss	-	-	-	-	(4,945,947)	(4,945,947)
Balance at March 31, 2023	22,156,526	$22,505	$60,237,063	$(1,200,000)	$(55,239,591)	$3,819,977

Common stock issued to employees	513,500	513	1,248,303	-	-	1,248,816
Common stock issued to board members	75,000	75	246,075	-	-	246,150
Common stock issued for consulting services	2,385,000	2385	2,421,444	-	-	2,423,829
Common stock issued for conversion of note and accrued interest	105,000	105	206,335	-	-	206,440
Common stock issued for ownership in strategic entity	207,792	208	163,699	-	-	163,907
Common stock issued for inducement to lenders	225,000	225	240,482	-	-	240,707
Net loss	-	-	-	-	(4,538,183)	(4,538,183)
Balance at June 30, 2023	25,667,818	$26,016	$64,763,400	$(1,200,000)	$(59,777,774)	$3,811,642

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	June 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(18,462,043)	$(6,951,244)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation and expenditures	9,931,494	4,761,501
Incentive warrants issued	2,038,000	-
Stock issued for loan inducement	240,707	-
Depreciation and amortization	296,555	291,352
Allowance for doubtful accounts	1,300,000	-
Changes in assets and liabilities:
Accounts receivable	(368,402)	(1,026,594)
Inventory	(1,087,225)	23,265
Other current assets	(34,546)	10,714
Accrued liabilities	2,666,089	391,300
Investment	(1,917,673)	-
Accrued interest	13,061)	706,973
Accrued payroll and related	(705,074)	197,305
Severance obligation	-	43,000
Right of use assets - operating leases, net	(12,089)	-
Net cash used in operating activities	(6,101,146)	(1,552,428)

INVESTING ACTIVITIES
Property and equipment	(1,464,600)	-
Net cash used in investing activities	(1,464,600)	-

FINANCING ACTIVITIES
Notes payable proceeds	754,200	945,000
Due to related party	(558,658)	245,609
Purchase of treasury stock	(1,200,000)	-
Cash from stock sale, net of costs of $1,892,250	9,132,750	100,000
Net cash provided by financing activities	8,128,292	1,290,609

Net cash increase (decrease) for the period	$562,546	$(261,819)
Cash, beginning of period	88,235	261,819
Cash, end of the period	$650,781	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities are as follows:
Stock for interest	$169,756	$-
Conversion of debt to equity	$6,554,151	$-

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
For the Nine Months Ended June 30, 2023 and 2022

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

Adamas One Corp. (the “Company”) was incorporated on September 6, 2018, in the state of Nevada for the purpose of acquiring existing technology that would efficiently and effectively produce lab-grown, environmentally friendly, ethically sourced diamonds. On January 31, 2019, we entered into an Amended Asset Purchase Agreement with Scio Diamond Technology Corporation, or Scio, which was subsequently amended February 3, 2020, pursuant to which we acquired substantially all of the assets of Scio, which assets consisted primarily of proprietary diamond growing chemical reactors, which we refer to as diamond growing machines, patents, and all intellectual property related thereto, for an aggregate of 1,500,000 shares of our common stock and payment to certain lenders of Scio of an aggregate of $2.1 million in cash. In addition, we agreed to pay one-half of certain other unsecured operational liabilities of Scio. The transaction was approved by a majority of the Scio stockholders voting in person or by proxy at a special meeting of stockholders held commencing on June 7, 2019 and reconvening on August 6, 2019. The transaction closed on October 17, 2019. We recorded the net value of the assets purchased and liabilities assumed at $8.65 million.

Since acquiring the assets of Scio, we have continued to further develop the technologies acquired from Scio, and we have begun producing diamonds for fine jewelry and diamond material for industrial uses.

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss of $18.5 million and used approximately $6.1 million of cash in operations for the nine months ended June 30, 2023. Further information related to a going concern the Going Concern Uncertainty paragraph in the Report of Independent Registered Public Accounting Firm, also contained in the above referenced financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for the following year.

We will need additional financing to implement our full business plan and to service our ongoing operations. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and possibly divest all or a portion of our business. We may seek additional capital through a combination of equity offerings and debt financings. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our existing stockholders and/or require such stockholders to waive certain rights and preferences. The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should we be unable to continue as a going concern.

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

The accompanying condensed financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2023 and the results of our operations and cash flows for the periods presented.

Interim results are subject to seasonal variations, and the results of operations for the nine months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying condensed balance sheets and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include, but are not limited to, the following: collectability of accounts receivable, the potential impairment of goodwill, valuation of deferred tax assets, carrying value of inventories, useful lives and recovery of equipment and other intangible assets, and valuation of stock-based compensation.

Cash and Cash Equivalents

For purposes of the condensed statements of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less at the time of purchase to be cash equivalents.

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

As of June 30, 2023, we had established an allowance of $1.6 million for potentially uncollectible accounts receivable. As of September 30, 2022, we had established an allowance of $0.3 million for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected.

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

Goodwill

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in the Scio business combination. Goodwill is not amortized, instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value. The goodwill that arose from the Scio asset purchase agreement was independently valued at $5,413,000 as of August 7, 2019. We completed our last annual goodwill impairment test in our fourth quarter for the fiscal year ended September 30, 2022, and as a result of the annual test management determined that no change was needed to the carrying value of goodwill at September 30, 2022 or as of June 30, 2023.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the nine months ended June 30, 2023 and 2022.

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

We only apply the five-step model when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. Our contracts contain a single performance obligation (delivery of diamonds), and the entire transaction price is allocated to the single performance obligation. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenue when the customer obtains control of our product, which typically occurs upon delivery of the product. Currently, our credit terms are payment is due within 120 days.

Disaggregated Revenue Information

We have no disaggregated revenue to report for the nine months ended June 30, 2023 or 2022. We continue to have one primary wholesale customer.

Advertising Costs

We plan to expense advertising costs as they are incurred. We have incurred no advertising costs to date.

Inventories

We state inventories at the lower of cost or net realizable value in the following manners. We determine cost using the average cost method on all inventory generated by our manufacturing operations upon our transition from research and development in our manufacturing facility to the full production of our products for sale. We also purchase lab-grown diamonds from a vendor who cuts and polishes the majority of our manufactured diamonds as the vendor has access to other lab-grown diamonds that may supplement the inventory needed by the Company or which may be unique in nature which may appeal to our customers or be used in design of our proprietary jewelry line which is under development. We carry the value of these purchased diamonds at the lower of cost or net realizable value. Included in inventory is work in process which states the average cost method of these items at their state of completion at the condensed balance sheet date. At June 30, 2023, our inventory consisted of finished precious stones in various carat sizes, shapes, and colors that we produced or purchased and work in process. At September 30, 2022, our inventory consisted primarily of finished precious stones in various carat sizes, shapes, and colors which we produced and work in process.

Stock-Based Compensation

We account for stock-based compensation at estimated fair value on the date of grant. There were 1,658,500 shares of common stock granted to 11 employees for their service to the Company during the nine months ended June 30, 2023. Each employee’s shares were fully vested upon issuance and expensed in full during the nine months ended June 30, 2023. These shares were valued between $4.00 and $.80 per share an approximate average of $3.50 per share, or an aggregate of $5.7 million.

In addition, the Company issued 666,413 warrants upon the conversion of $4.1 million in debt. These warrants were valued at $2,038,000 using Black-Scholes with the following significant terms. Term 5-year, volatility 80%, risk-free interest rate 3%, expected dividend yield 0%.

There were 1,658,500 shares granted for employees valued on average at $3.44 per share for which $5.7 million was fully expensed during the nine months ended June 30, 2023.

The price per share was based upon sales of our common stock near the date of grant. The grants are fully vested and are recognized upon the date of grant.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. As of June 30, 2023, our bank account balance exceeded the federally insured limit. We mitigate this exposure by using a high credit financial institution. We have one wholesale customer, representing substantially all our accounts receivable.

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

Contingencies

Certain conditions may exist as of the date the condensed financial statements are issued that may result in a loss to us but will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to potential unasserted claims that may result in legal proceedings against us, we evaluate the perceived merits of any claims and the perceived merits of the amount of relief sought or expected to be sought therein and determine if any loss is likely.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our condensed financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. There were no known loss contingencies identified as of June 30, 2023. (See NOTE 6 below for additional information)

Loss Per Common Share

We calculate basic loss per share using the weighted average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive financial instruments, such as convertible term notes and related interest. We excluded 883,132 and 1,994,979 shares from the weighted average diluted common shares outstanding for June 30, 2023 and 2022, respectively, because their inclusion would have been antidilutive. These shares are what would have been issued if the convertible debt, plus accrued interest had converted for each of the nine months ended June 30, 2023 and 2022.

Recently Issued Accounting Pronouncement

Adopted

In February 2016, the FASB issued Accounting Standards Update (“ASC”) 2016-02, Leases (Topic 842). The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. We adopted ASU 2016-02 in the nine months ended June 30, 2023. We completed the process of aggregating and evaluating lease arrangements and implementing new processes during the nine months ended June 30, 2023. As a result of evaluating the impact of adoption of the ASC on our condensed financial statements we recognized a right-of-use asset and lease liability on our condensed balance sheet for our real estate operating leases. At October 1, 2022 we recognized a right of use asset of $1.4 million, and a lease liability of $1.4 million.

NOTE 4 – INVENTORIES

As of June 30, 2023 and September 30, 2022, the inventory balances were composed of finished products and work in process carried at the value of the costs associated with the manufacturing of the goods. As of June 30, 2023, finished products and work in process were $608,500 and $537,416, respectively. As of September 30, 2022, finished products and work in process were $26,833 and $31,857 respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are listed net of the related accumulated depreciation as of June 30, 2023 and September 30, 2022. As of June 30, 2023. The Company has a deposit on equipment on order in the amount of $1.3 million, which represents approximately 50% of the total purchase price. As the equipment is not yet in service, it is not being depreciated.

Depreciation expense for the nine months ended June 30, 2023 and 2022 totaled $242,556 and $237,352 respectively.

	June 30, 2023	September 30, 2022

Property and equipment- in use	$1,558,250	$1,304,039

Less accumulated depreciation	(1,048,243)	(970,287)

Net property and equipment- in use	510,007	333,752

Property and equipment- in process	1,352,039	306,250

Total property and equipment, net	$1,862,046	$640,002

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (ii) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2023 and September 30, 2022.

Leases

We are obligated under a triple-net operating lease for our 6,475 square foot manufacturing facility located in Greenville, South Carolina, which is classified as an operating lease. The terms of the lease require a payment of approximately $10,000 per month, which includes an estimate for utilities, taxes, and repairs. This lease expired in August 2023 and was subsequently renewed in August 2023 and has a new expiration date of August 2028.

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

The weighted average remaining lease term and weighted average discount rate for operating leases were 3.8 years and 5.0%, respectively. The operating lease cost for the nine months ended June 30, 2023 was approximately $318,587.

The future minimum lease payment required under our leases as of June 30, 2023 are as follows:

2023	$37,635
2024	157,305
2025	164,395
2026	164,395
2027	164,395
Thereafter	954,826
Total undiscounted cash flows	1,642,951
Less: present value discount (5% per annum)	(305,897)
Total lease liabilities	$1,337,054

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

Additional Compensation

In addition to the above stock commitments, we have agreed to provide certain executive officers with compensation paid in diamonds. These commitments amount to issuing 9.5 carats of diamonds per month through September 2024 and 2.5 carats of diamonds per month through October 2025. For the nine months ended June 30, 2023 and 2022 this obligation has been accrued at a valuation of $1,000 per carat, which is based on management’s estimate of the market value of the diamonds.

Litigation

During December 2022, we became a party to a class action filing previously between Scio and a class action investor. We have retained outside counsel specifically for this matter and are working with other defendants named in this matter to increase our chance of prevailing. On February 17, 2023 the Company filed a motion to dismiss the class action in concert with Scio which filed a separate motion to dismiss this class action. Our approach will continue to seek a dismissal on all items related to this legal action. We believe the case is without merit and will defend our position vigorously. Based on the Company’s assessment of a favorable decision by the court no liability has been recorded on our condensed balance sheet at June 30, 2023.

NOTE 7 – NOTES PAYABLE AND CONVERTIBLE TERM NOTES

From December 15, 2022 through June 30, 2023 the Company converted five notes of $50,000, $150,000, $100,000, $100,000 and $50,000 out of the seven separate investor notes totaling an aggregate of $850,000 which had origination dates ranging from May to September 2019 which contain an interest rate of 7% and mature on the second anniversary date of the respective notes. The notes were converted into 175,712 shares of common stock and 18,935 shares of common stock for accrued interest. The remaining balances outstanding at June 30, 2023, on these convertible term notes was $250,000.

We have a note with a private lender, dated May 14, 2019, with an original principal balance of $100,000 and an original maturity date of September 5, 2019. The note has been re-negotiated on several occasions and has a current maturity date of December 31, 2023. Accrued interest was capped at 46,500 shares of the Company’s common stock which were issued to the private lender on November 29, 2023. The principal balance outstanding on the note at June 30, 2023 and September 30, 2022 was $72,500. The note is unsecured.

On May 18, 2023 we entered into a note with a private lender with an original principal balance of $200,000 and an original maturity date 30 days after the effective date. The note contains an interest rate of 10% which is payable at maturity along with the outstanding principal balance. As an inducement to enter into the note 10,000 shares of the Company’s common stock was issued upon the acceptance of this note by the private lender. The principal balance outstanding on the note at June 30, 2023 was $200,000. This note and accrued interest was paid in full in July 2023.

On June 2, 2023 we entered into a note with a private lender with an original principal balance of $50,000 and an original maturity date 30 days after the effective date. The note contains an interest rate of 15% which is payable at maturity along with the outstanding principal balance. As an inducement to enter into the note 20,000 shares of the Company’s common stock was issued upon the acceptance of this note by the private lender. The principal balance outstanding on the note at June 30, 2023 was $50,000.

On June 6, 2023 we entered into a securities purchase agreement with a lender with an original principal balance of $1,635,000 and an original maturity date 12 months after the effective date. The note contains an interest rate of 8% which is payable according to a schedule of seven monthly amortization payments beginning on December 9, 2023 with final payment and accrued interest due on at maturity along with the outstanding principal balance due on June 9, 2024. The securities purchase agreement contained an original issue discount of $180,300 which is being amortized as interest expense over the turn of the agreement. As an inducement to enter into the note 200,000 shares of the Company’s common stock was issued upon the effective date of this note to the lender. The note also included a 5 year warrant to purchase 100,000 shares of the Company’s common stock at a price of $2.50 per share. The Company determined that the fair value of these warrants at the time the agreement was executed to be $76,403 which is being amortized as interest expense over the term of the agreement. The note does not provide for prepayment or repayment of the principal balance and is required to be repaid according to an agreed upon amortization schedule. The note is convertible in full or part at a rate of $2.00 per share. The note is also convertible in part or in total into common shares of the Company at $2.00 per share. The agreement contains an escrow agreement for 2,752,000 shares of the Company’s common stock to be reserved by the Company’s transfer agent as collateral for the security of the note. The Company has also pledged the majority of its assets as additional security and as part of a security agreement entered into in conjunction with this securities purchase agreement. The principal balance outstanding on the note at June 30, 2023 was $1,635,000.

NOTE 8 – CAPITAL STOCK

Our authorized capital consists of 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

As of June 30, 2023, and 2022, we had no shares of preferred stock issued or outstanding.

As of June 30, 2023, there were 26,017,818 shares of common stock issued and 25,667,818 shares outstanding. During the nine months ended June 30, 2023, we issued shares of common stock as follows:

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

632,500 shares were issued to consultants for services valued at $1,559,700;

95,758 shares were issued for conversion of notes and accrued interest valued at $279,400;

513,500 shares valued at $1,248,816 were granted to employee as compensation;

75,000 shares valued at $246,150 were granted to board members for services;

2,385,000 shares valued at $2,423,829 were granted to consultants for services;

105,000 shares were issued for conversion of notes and accrued interest valued at $206,440; and

225,000 shares were issued for $240,707 for incentive to lenders.

NOTE 9 – RELATED PARTY

Amounts due related parties on June 30, 2023 were $0 and amounts due to related parties on September 30, 2022 were $558,658 primarily for non-interest bearing, due on demand advances to and from our Company to and from our President and Chief Executive Officer or entities controlled by him.

In addition, we have various employment contracts and additional compensation agreements with members of the executive team, which are discussed in Note 6 – Commitments and Contingencies.

We also have payroll and related liabilities outstanding as of June 30, 2023 and September 30, 2022 that are primarily owed to our principal officers.

NOTE 10 – INCOME TAXES

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of June 30, 2023 and September 30, 2022, and we have recorded a related valuation allowance against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed financial statements.

As of June 30, 2023 and September 30, 2022, we had federal income tax net operating loss carryforwards. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss, therefore utilization of a portion of our net operating loss may be limited in future years.

As of June 30, 2023 and September 30, 2022 we had no Internal Revenue Service or state tax examinations. Therefore, all periods since inception are subject to audit.

NOTE 11 – SUBSEQUENT EVENTS

The Company has issued 2,701,148 shares if it’s common stock from June 30, 2023 through December 29, 2023 the date at which the latest shareholder report was available to consultants for services, employees for services and for the investment in a strategic entity.

On September 14, 2023 we entered into a note with a lender with an original principal balance of $271,739 of which $250,000 is the amount of actual purchase price plus an original issue discount in the amount of $21,739 and to pay interest on the unpaid principal amount at an interest rate of 8% per annum until paid in full. The maturity date is twelve months from the issue date at which time the principal amount and any accrued and unpaid interest and other fees shall be due and payable. The lender has the right at any time to convert all or any portion of the then outstanding principal balance and interest into shares of common stock of the Company at a conversion price of $2.00 per share.

On September 26, 2023 we entered into a note with a lender with an original principal balance of $50,000 and an original maturity date 30 days after the effective date. The note contains interest at a fixed rate of $5,000 until paid in full. In the event of default the note shall bear interest at 5,000 shares of the Company’s common stock per week until paid in full. As an inducement to enter into the note 25,000 shares of the company’s common stock was issued upon the acceptance of this note by the lender. The lender has been granted a continuing security interest in 200,000 shares of common stock of the Company.

We have analyzed our operations subsequent to the condensed balance sheet and determined that there were no other significant subsequent events or transactions that would require recognition or disclosure in the condensed financial statements for the nine months ended June 30, 2023.

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

Overview

We are a high-tech, laboratory grown, diamond company that uses our proprietary technology to produce high-quality, single crystal diamonds and diamond materials through a CVD process, which we refer to as our “Diamond Technology”. Lab-grown diamonds have the exact physical, chemical, and optical properties of the best mined diamonds. Lab-grown diamonds are composed of a pure carbon lattice, just like mined diamonds, and are not considered synthetic or simulant diamonds like cubic zirconia and moissanite. Simulants are other chemical compounds that resemble diamonds but do not possess the same hardness, thermal characteristics, band gap energy, and light reflectivity as diamond, whether mined or lab-grown.

We use our Diamond Technology to produce finished diamond gemstones that we intend to sell wholesale and retail for jewelry and rough unfinished diamond materials that we intend to sell wholesale and retail for industrial uses. We are in the initial phases of commercializing diamonds and diamond materials, and our primary mission is the development of a profitable and sustainable commercial production model for the manufacture and sale of diamonds and diamond materials, which are suitable for known, emerging, and anticipated industrial, technology, and consumer applications.

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

Results of Operations

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net Sales	$290,938	$617,075	$1,1,130,994	$1,101,594
Cost of Revenues	217,844	215,976	397,842	362,576
Gross Margin	73,094	401,099	733,152	739,018

Total Operating Expenses	4,548,894	1,527,638	16,861,634	6,880,457
Loss From Operations	(4,475,800)	(1,126,539)	16,128,482)	(6,141,439)
Other Expenses	(62,383)	(610,491)	(2,333,561)	(809,805)
Loss Before Income Taxes	$(4,538,183)	$(1,737,030)	$(18,462,043)	$(6,951,244)

The following table presents summarized financial information taken from our condensed statements of operations for the three and nine months ended June 30, 2023 compared to the same period in 2022.

Components of Results of Operations

Net Sales

During the three and nine months ended June 30, 2023, we had net sales of $290,938 and $1,130,994 respectively, compared to $617,075 and $1,101,594 net sales for the three and nine months ended June 30, 2022. We anticipate deriving continuing future revenue from the following business lines:

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

Costs of revenues for the three and nine months ended June 30, 2023, were $217,844 and $397,842 respectively. Costs of revenues for the three and nine months ended June 30, 2022 were $215,976 and $362,576 respectively.

Gross Margin

Gross margin for the three and nine months ended June 30, 2023, was $73,094 and $733,152 respectively with a gross profit margin on diamond sales of 25% and 65% for each of those periods, respectively. Gross margin for the three and nine months ended June 30, 2022, was $401,099 and $739,018, respectively with a gross profit margin on diamond sales of 65% and 67% for each of those periods, respectively.

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

Operating expense for the three and nine months ended June 30, 2023, included in the condensed statements of operations was approximately $4.5 million and $16.9 million, respectively, compared to $1.5 million and $6.9 million in the prior period. These increases in operating expenses for both the three and nine month periods were generally due to the ramping up of its diamond manufacturing operations subsequent to completing its initial public offering in December 2022.

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

Interest expense was $62,383 and $2,333,561 for the three and nine months ended June 30, 2023, respectively, compared to $610,491 and $809,805 for the three and nine month periods of the prior year. This increase in interest expense was due primarily to the warrants issued for notes converted and partly to higher net borrowings and outstanding indebtedness for the nine months ended June 30, 2023, versus the nine months ended June 30, 2022. The Company had lower interest expense as a result of significantly lower borrowings during the three month period ended June 30, 2023 compared with the three month period in the prior year.

Net Loss

Primarily as a result of the above factors we had a net loss of $4.5 million and $18.5 million compared to a net loss of $1.7 million and $7.0 million for the three and nine months ended June 30, 2023, and June 30, 2022, respectively.

Liquidity and Capital Resources

As of June 30, 2023, we had $0.7 million of cash and cash equivalents, an increase of $0.6 million from September 30, 2022. Changes in cash flows are summarized as follows:

Operating Activities

For the nine months ended June 30, 2023, net cash used in operating activities totaled approximately $6.1 million. This was primarily the result of net loss of approximately $18.5 million, increases to our period end accounts receivable of $0.5 million, an increase in our inventories of $1.1 million, a decrease in accrued payroll and related of $0.7 million along with an offset by the benefit of non-cash expenses for employee stock compensation of $9.7 million and warrants issued for conversion of $2.0 million.

For the nine months ended June 30, 2022, net cash used in operating activities totaled approximately $1.6 million. This was primarily the result of net loss of approximately $7.0 million offset by the benefit of non-cash expenses for employee stock compensation of $4.8 million.

Investing Activities

During the nine months ended June 30, 2023, we used $1.5 million for investing activities related to purchase of property and equipment. During the nine months ended June 30, 2022, we used no cash for investing activities.

Financing Activities

During the nine months ended June 30, 2023, net cash provided by financing activities was approximately $8.1 million. This was the net effect of $9.1 million we received as net proceeds from our IPO which closed on December 14, 2022 offset by $0.6 million used to reduce related party notes and $1.2 million to acquire treasury stock during the nine months ended June 30, 2023.

During the nine months ended June 30, 2022, net cash provided by financing activities was approximately $1.3 million.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, and stock-based compensation. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended September 30, 2022, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the nine months ended June 30, 2023. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the condensed financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective. Our controls were ineffective due to the size of the Company and available resources. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the nine months ended June 30, 2023, and 2022 in accordance with GAAP.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarterly period from April 1, 2023 to June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During December 2022, we became a party to a class action filing previously between Scio and a class action investor. We have retained outside counsel specifically for this matter and are working with other defendants named in this matter to increase our chance of prevailing. On February 17, 2023 the Company filed a motion to dismiss the class action in concert with Scio which filed a separate motion to dismiss this class action. Our approach will continue to seek dismissal on all items related to this legal action. We believe the case is without merit and will defend our position vigorously. Based on the Company’s assessment of a favorable decision by the court no liability has been recorded on our balance sheet at June 30, 2023.

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

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2023 that were not previously reported in a Current Report on Form 8-K except as follows:

We issued 2,385,000 shares of our Common Stock for consulting services valued at $2,423,829.

We issued 105,000 shares of our Common Stock for conversion of notes and accrued interest with a total value of $206,440.

We issued 513,500 shares of our Common Stock for employee stock grants with a total value of $1,248,816.

We issued 75,000 shares of our Common Stock for board member services with a total value of $246,150.

We issued 207,792 shares of our Common Stock for ownership in strategic entity with a total value of $163,907,234.

We issued 225,000 shares of our Common Stock as inducement to lenders with a total value of $240,70.

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

ADAMAS ONE CORP.

December 29, 2023	By:	/s/ John G. Grdina
John G. Grdina
Chief Executive Officer

ADAMAS ONE CORP.

December 29, 2023	By:	/s/ Steven Staehr
Steven Staehr
Chief Financial Officer