Form 10-K
period 2023-09-30
Adamas One Corp.
filed 2024-08-21
CIK 1884072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

As of September 30, 2023, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the Registrants common stock was N/A.

As of August 08, 2024, there were 37,972,648 shares of $0.001 par value Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: one.

EXPLANATORY NOTE

The Company is restating in this 10K, the opening balance of retained earnings and the opening balance of accrued interest.  This is a “little r” restatement and previously issued 10Qs and 10Ks will not be amended.  Under this approach, the Company will correct the error in the current period comparative financial statements by adjusting the prior period and posting this notice.  Correcting the prior period financial statements through a “little r” restatement is referred to as an “adjustment” or “revision” of prior period financial statements.  As previously reported financial information has changed, we believe clear and transparent disclosure about the nature and impact on the financial statements should be included within the financial statement footnotes.   As the effect of the error corrections on the prior periods is by definition, immaterial, column headings are not required to be labeled.  Moreover, the auditor’s opinion is generally not revised to include an explanatory paragraph in a “little r” restatement scenario.

At September 30, 2022, accrued interest was determined to be overstated by $255,403, resulting in the overstatement of interest expense and net loss for the year ended September 30, 2022 by the amount of the overstatement.

As the prior period financial statements are not determined to be materially misstated, Adamas One Corp is not required to notify users that they can no longer rely on the prior period financial statements.

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

As used in this report, the term “Adamas” and such terms as “the company,” “the corporation,” “our,” “we,” “us” and “its” may refer to Adamas One Corp. All of these terms are used for convenience only and are not intended as a precise description of any of the separate companies.

PART I

ITEM 1. BUSINESS.

Introduction

We are a high-tech diamond company that uses our proprietary technology to produce high-quality, single crystal laboratory grown diamonds (lab-grown diamonds or LGD) and diamond materials through a Chemical Vapor Deposition (CVD) process, which we refer to as our “Diamond Technology.” Our Lab-grown diamonds have the exact physical, chemical, and optical properties of the best mined diamonds. Lab-grown diamonds are composed of a pure carbon lattice, just like mined diamonds, and are not considered synthetic or simulant diamonds like cubic zirconia and moissanite. Simulants are other chemical compounds that resemble diamonds but do not possess the same hardness, thermal characteristics, band gap energy (an important property of semiconductor substrates), and light reflectivity as diamond, whether mined or lab-grown.

We use our Diamond Technology to produce finished diamond gemstones that we sell wholesale and intend to sell at retail for jewelry and rough unfinished diamond materials that we intend to sell at wholesale and retail for industrial uses. We are in the initial phases of commercializing diamonds and diamond materials. Our primary mission is the development of a profitable and sustainable commercial production for the manufacture and sale of diamonds and diamond materials which are suitable for known, emerging, and anticipated industrial, technology, and consumer applications.

We intend to bring to market a line of fine jewelry featuring lab-grown diamonds. During this fiscal year 2023, we expended considerable effort to prepare this jewelry line for launch in 2024.

We also intend to vertically integrate our lab-grown diamond manufacturing. During the fiscal year 2023, we identified acquisition target companies in the diamond cutting and polishing arena. We believe that integrating diamond cutting will help improve our product time to market performance, overall manufacturing costs, increase the company’s management bandwidth and provide increased capacity for the company.

Our Growth Strategy

Our goal is to become one of the leading suppliers of high-quality lab-grown diamonds to both the diamond jewelry industry and industrial markets. We believe that we will be able to gain a share in chosen industrial markets where our quality, consistency, and scalability will give our customers a competitive advantage. The following are our strategies to achieve our goal:

●	Create the highest quality lab-grown diamond materials. Our Diamond Technology is proprietary and unique in our industry. It enables us to precisely control all diamond growth parameters, thereby creating the ideal environment within our growing chamber to grow and deliver high- quality diamonds for gemstones and diamond materials for industry in large batches and with high yield. We believe our proprietary Diamond Technology will, in the future, allow us to consistently deliver superior goods to the industry standard at very competitive pricing.

●	Expand our production capabilities. Our diamond growing machines are the heart of our Diamond Technology. Scalability is achieved in two ways: first, through increasing the number of machines; and second, through expanding the batch size within each machine. We recently leased and began building an expanded factory near our current factory.

●	Vertically integrate our diamond gemstone production. We believe that there is both margin and revenue opportunity by integrating the diamond grown with diamond cutting and polishing. We see this integration as also improving out time-to-market velocity, decrease learning-cycle times on experiments involving gemstone color, and assure high quality offerings to the market.

●	Promote and brand lab-grown diamonds and lab-grown diamond jewelry. For diamond consumers, awareness of the lab-grown category is rapidly rising with leading jewelry chains now selling lab-grown diamonds. The product category is on-trend socially and ecologically, and we believe further consumer education will drive more awareness and preference for lab-grown over mined diamonds. We anticipate working with social media influencers and utilizing our marketing abilities to create further awareness and drive demand for our diamond gemstones and lab-grown diamond jewelry.

●	Strategically partner with innovators in promising new applications. The physical properties of diamond hardness, band gap energy, and thermal conductivity are the best of any material on Earth and immensely valuable to several leading-edge applications. Our lab-grown diamonds are identical optically, physically, and chemically to the best mined diamonds. Our Diamond Technology allows us to manufacture diamond materials of the specific size and composition for each specific application. As this is a manufacturing process, we will be able to deliver products repeatedly at attractive price points. The high cost and lack of atomic level consistency of mined diamonds has hampered the use of diamond in various semiconductor, quantum computing and other leading-edge applications. Our Diamond Technology should provide a path for success in those applications.

Our Competitive Strengths

We believe we are uniquely positioned to capture a share of the lab-grown diamond industry.

●	CVD Diamond Growth. Our Diamond Technology is based on a proprietary CVD diamond growth system. Large single crystal diamonds produced through this specific CVD process have been shown to be exceptionally pure and possess very low levels of structural defects. Diamonds produced by this process include highly desirable Type-IIa diamonds, which contain negligible levels of nitrogen impurities and are the most known for precious white diamond gemstones. Similarly, the low impurities of these diamonds make them ideally suited for industrial applications, including electronics.

●

Proprietary Diamond Technology. CVD diamond technologies offer significant advantages versus other growth technologies, and our Diamond Technology offers significant advantages over other available CVD technology. One key element in CVD systems is the plasma formation, a cloud of carefully controlled ionized gases. Our plasma cloud is ignited and controlled in a manner that is different than conventional microwave CVD systems and gives the advantage of a more consistent temperature across the growth surface and larger plasma volume. What this means is more consistent diamond growth over a larger area. This translates to a larger batches and more consistent output.

●	Patents and Proprietary Knowledge. Our Diamond Technology provides a materials production platform and is supported by intellectual property, including trade secrets, recipes, and is based on a foundation of 36 issued patents (28 in the United States and 8 in foreign jurisdictions). In addition to our patents, we have acquired through processes and key individuals, a large body of know-how in the areas of diamond crystal growth, diamond recipes, diamond lasering, diamond annealing, gemstone production, and industrial diamond production.

●	Scalability. We believe that our Diamond Technology can be scaled through larger capacity diamond growing platforms within the growing chamber. Through further research and development, we believe we will be able to increase production by almost 100% over the current process. This results in a doubling of the batch size in each diamond growing machine.

Products

We currently have limited available commercial products and have only recently commenced selling diamonds or diamond materials to consumers or commercial buyers. Our current operations have been primarily dedicated to the research and development of our Diamond Technology, the design or our fine jewelry line for launch in 2024, and the exploration of markets that we may enter in the future. While we are unable to predict the timing of our entry into any market in the future, we will strive to produce on a large scale high-quality finished diamonds and raw diamond materials and to pursue related commercial opportunities. In addition to opportunities in the diamond gemstone market and precision cutting market, we will continue to explore other opportunities for our diamond materials through applications where the unique properties of diamond may be desirable and advantageous, including alternative energy, optoelectronics, communications, biotechnology, water treatment, quantum computing, and the diamond device industries.

Diamond Gemstones

Within the gemstone industry, our single-crystal diamond can be used in jewelry products requiring the highest quality gemstones and can be consistently grown in matched color sets ranging in polished sizes from 0.05 carats to well over 2 carats. Our diamonds are well suited for jewelry featuring matching diamonds of various sizes, clarities, and colors, as well as diamond engagement rings and fashion jewelry. Our lab-grown diamonds are graded in the same manner as mined diamonds using the familiar 4Cs (color, clarity, cut, and carat weight). Our intention is to deliver high-quality diamonds to the jewelry market, with “excellent or ideal” cuts and high clarity in near colorless, colorless, and fancy color stones.

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

Diamond Materials for Commercial, Industrial, and Semiconductor Technological Applications

Diamonds have exceptional unique qualities, such as hardness, clarity, and thermal characteristics, for use in advanced electronics and optics applications, but to date, development progress has been slow because of, among other things, mined diamond’s relative scarcity, mined diamond’s low uniformity, and high cost. We believe that our patented technology and production approach will give us the ability to improve the quality and lower the cost of producing diamond materials, creating the opportunity for use in a wider range of applications.

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

Manufacturing

We are obligated under a triple-net operating lease for our 6,475 square foot manufacturing facility located in Greenville, South Carolina, which is classified as an operating lease. The terms of the lease require a payment of approximately $13,000 per month, which includes an estimate for taxes and repairs. This lease expires in August 2028.

We believe this facility will be adequate to meet our current needs based on the property and equipment currently owned. However, our business plan may require additional space, and we will be making plans to expand our building footprint at possible new or additional locations to accommodate additional manufacturing equipment. We added a lease for 3,414 square feet of office space in Scottsdale, Arizona, expiring in September 2024, to facilitate the administration and marketing of expanding the manufacturing aspect of our company as well as to administer increased management anticipated in areas of human resources, finance, accounting, and financial analysis as well as sales and marketing to manage the expected growth in the production output in our manufacturing efforts. We intend to pay for new lease space and related improvements using a combination of working capital, new debt financing, and equity offerings.

Research and Development

Since acquiring the Scio assets in 2019, we have focused our efforts on research and development of improvements to the fundamental CVD process. Our development efforts have focused on commercialization of the diamonds and diamond materials we produce, improvements in our white diamond process, improvements in our diamond seed processes, automation in our machine operation, expansion of our capacity with our existing machines, and improvements in our laser cutting procedures. In the future, our research and development projects will include further improvements in the CVD process, primarily around capacity expansion per diamond growing machine. We are planning to invest in other parts of the manufacturing chain as well to develop our own diamond seeds, which are thin slices of diamond upon which our diamonds are grown; add color enhancement; and add additional laser capabilities.

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

Customers

Customers for our diamond gemstones will include diamond brokers, diamond cutters, diamond wholesalers’ jewelry manufacturers and retailers, both domestic and foreign. Diamond cutters take deliveries of diamonds in a rough form, known as cores or whole crystals, where they will employ a variety of industry standard techniques of laser cutting and polishing diamonds and resell the cut diamonds in both the wholesale and retail markets. These techniques are identical to the techniques that are used in the production of mined gems. Diamond brokers and wholesalers will also take delivery of our diamonds in the rough form but will also purchase diamond gems that we have cut and polished by our third-party contractors and will resell the cut diamonds in both the wholesale and retail markets. It is also our intention to “finish” gemstones for the jewelry market, meaning that we will use third-party contractors to cut and polish our rough diamonds into gemstones to our specifications. As described, we intend to integrate diamond cutters and polishers into the Company during 2024. These finished diamond gemstones will allow us to expand our customer base by selling directly to consumers, beyond the diamond middle market and supply diamond wholesalers and retailers.

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

Market and Competition

Over recent years, the lab-grown diamond market share has been growing steadily within the entire diamond market. The global lab-grown diamond market is estimated to have reached $24 billion in 2022 (per Allied Market Research Report: “Global Lab Grown Diamonds Market; Opportunity Analysis and Industry Forecast 2023 - 2032), growing at a CAGR of 9.6% during 2022 to 2032. Market revenue is expected to reach $59 billion in 2032, according to Allied Market Research. In 2022, the largest share of revenue came from North America at 9.5B with Asia Pacific at 9.0B, again per Allied Market Research.

On the Manufacturing side as of 2019, China was by far the world’s largest producer, accounting for a 56% share of lab-grown diamond production worldwide. India was the world’s second largest producer, having produced a distant share of 15% of the lab-grown diamond industry. The United States followed closely in third place at 13%. In 2020, the worldwide lab-grown diamond production grew to around seven million carats according to the BBC. While at the same time, the production of mined diamonds fell to 111 million carats after reaching a peak of 152 million carats in 2017 according to a report by the Antwerp World Diamond Centre and Bain & Company. De Beers, the largest diamond producer, reported a 14% decrease in production in its 2020 annual report. They attributed this major downturn to the COVID-19 pandemic but indicated that the market is beginning to recover.

Sales of lab-grown diamonds into the diamond jewelry market are aggressively growing because of awareness, acceptability, social factors, and pricing. The industrial market for lab-grown diamond materials is more developed in some applications (like precision milling and grinding) but it is diffused across geography and a wide variety of industrial application segments. The rapid growth of the construction and automotive sectors is a major factor in boosting the market. In the construction industry, lab- grown diamond materials are used for drilling, cutting, grinding, and polishing purposes. Increasing urbanization is driving the growth of the construction industry as the government is focusing on infrastructure development, such as transportation, water supply, telecommunication, and energy networks. As a result, the rising construction activities, especially in the Asia Pacific, such as ’Smart City Mission’ and ‘Housing for All,’ are likely to fuel the product demand for diamond materials. High Tech and electronic applications are beginning to emerge as LGDs have hit price points and manufacturing volumes to support electronic applications in EVs, quantum computers and other high-speed electronics.

Competitive factors that influence the market for our products include product quality, consistency of supply, and price. There are two main methods for producing lab-grown diamonds.

The first method, called high pressure high temperature, or HPHT, is the first method invented for the creation of lab-grown diamonds, originating in the 1950s in the laboratories of the General Electric Company. The HPHT process employs large hydraulic presses, which exert enormous amounts of pressure on a small cell containing graphite material and a catalyst. Over time, that cell is heated and pressed causing diamond to nucleate and grow. HPHT is most often used in the creation of small diamonds and grit for industrial abrasives and for small stones in jewelry. There are some companies that use HPHT to grow larger single crystal diamonds and some companies that use HPHT equipment with a different method to enhance the color of mined and lab-grown diamonds.

The second method, chemical vapor deposition, or CVD is the method on which our Diamond Technology is based. This method is very different than HPHT as it uses low pressure and heated carbon rich gases. A plasma is formed, a hot cloud of precisely mixed ionized carbon rich gases; these carbon ions are forced onto a small sliver of diamond seed, extending or growing the diamond crystal.

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

Companies that produce lab-grown diamonds and who may compete with us in one or more markets include Element Six UK Ltd., a privately held subsidiary of De Beers Group, Pure Grown Diamonds, Inc./IIA Technologies Pte. Ltd. (USA, Singapore, and Malaysia), WDAT an industrial diamond company formed from the assets of WD Lab-grown Diamonds, GreenLab lab-grown diamonds, Mittal Diamonds, India., Diamond Foundry Inc., Applied Diamond, Inc., and CORNES Technologies Limited (Japan). Other companies could seek to introduce lab-grown diamonds or to develop competing processes for production of lab-grown diamonds and diamond materials. We believe that competition will increase as demand for diamond materials increases for use in industrial and technology applications and as lab-grown diamonds for gemstones continue to gain market acceptance.

Employees

As of September 30, 2023, we had a total of 12 employees. Of these employees, 6 were engaged in manufacturing, 1 in sales, marketing and customer service, 1 in research and development, manufacturing engineering, and software engineering, and 4 in various corporate and administrative functions (information technology, accounting, executives, etc.). None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good.

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

We are seeking to commercialize our Diamond Technology and are preparing to produce diamonds in volume. We believe that our Diamond Technology can be scaled through larger capacity diamond growing platforms. Our Diamond Technology supports larger plasmas for depositing diamonds on larger batches. Through further research and development, we believe we will be able to increase production by almost 100% over the current process with modifications to our existing diamond growing machines.

Our diamond growing machines are situated in a factory with specific infrastructure that includes a distribution mechanism for high purity laboratory- grade gases, specific environmental control, precisely controlled electricity with backup, and cooling systems that allow the diamond reactions to occur at specific controlled temperatures. We believe that the factory infrastructure and the diamond growing machines will enhance efficiency and produce diamonds at commercial volumes.

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

Further, we may be subject to regulatory requirements in the future. Government authorities can withdraw marketing clearance due to our failure to comply with regulatory standards or due to the occurrence of unforeseen problems following initial clearance. Ongoing regulatory requirements are wide- ranging and govern, among other things:

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

Our History

We were incorporated on September 6, 2018, in the state of Nevada for the purpose of acquiring existing technology that would efficiently and effectively produce lab-grown, environmentally friendly, ethically sourced diamonds. On January 31, 2019, we entered into an Amended Asset Purchase Agreement with Scio Diamond Technology Corporation, or Scio, which was subsequently amended February 3, 2020, pursuant to which we acquired substantially all of the assets of Scio, which assets consisted primarily of proprietary diamond growing chemical reactors, which we refer to as diamond growing machines, patents, and all intellectual property related thereto, for an aggregate of 1,500,000 shares of our common stock and payment to certain lenders of Scio of an aggregate of $2.1 million in cash. In addition, we agreed to pay one-half of certain other unsecured operational liabilities of Scio. The transaction was approved by a majority of the Scio stockholders voting in person or by proxy at a special meeting of stockholders held commencing on June 30, 2019, and reconvening on August 6, 2019. The transaction closed on October 17, 2019. We recorded the fair value of the assets purchased and liabilities assumed at $8.65 million.

The assets and liabilities were valued using ASC 805, the fair value of assets acquired and liabilities assumed in a business combination, which requires the measurement of assets acquired and liabilities assumed to be recognized at their acquisition-date fair values.

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

We were formed on September 6, 2018. Most of our efforts to date have been related to executing our business plan, raising capital, negotiating the acquisition transaction with Scio, and commencing business operations. The prior businesses that utilized our Diamond Technology have failed. From inception through December 31, 2021, we have had no revenue, and we have had revenue through September 30, 2023. We face a risk of business failure. Our likelihood of success must be considered in light of the expenses, complications, and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which we will operate. There can be no assurance that future revenue from sales of our intended products or services will occur or be significant enough or that we will be able to sell at a profit, if at all. Future revenue or profits, if any, will depend on many factors, including initial (and continued) market acceptance of our products or services and the successful implementation of the planned strategy.

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

For the year ended September 30, 2023, we incurred a net loss of $22.5 million and used approximately $6.8 million of cash in operations. For the year ended September 30, 2022, we incurred a net loss of $11.1 million and used approximately $3.2 million of cash in operations. As of September 30, 2023, we had an accumulated deficit of $63.6 million. These conditions raise substantial doubt about our ability to continue as a going concern. Turner, Stone & Company, LLP, our independent registered public accounting firm, included an explanatory paragraph in its report on our financial statements as of, and for the year ended, September 30, 2023, describing the existence of substantial doubt about our ability to continue as a going concern.

We will need additional financing to implement our full business plan and to service our ongoing operations. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and possibly divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings and debt financing. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses, require that our assets secure such debt, or provide for high interest rates, discounted conversion prices, or other unfavorable terms. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should we be unable to continue as a going concern. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment.

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

In addition, our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Mr. John G. Grdina, our President and Chief Executive Officer. The loss of the services of one or more of our key personnel could materially and adversely affect our operations.

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

Mr. John G. Grdina, our President and Chief Executive Officer and Chairman of the Board, served as Chief Executive Officer and a director of NOHO, Inc., and Mr. Staehr, our Chief Financial Officer, served as Chief Financial Officer of NOHO, Inc. from October 2013 to May 2015. During their respective tenures, NOHO, Inc. filed Forms 12b-25 notifying the public of the late filings of its (a) Form 10-K on March 31, 2015; and (b) Forms 10-Q on the following dates: March 19, 2013; August 14, 2013; November 14, 2013; May 15, 2014; and November 14, 2014. NOHO, Inc. failed to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and on May 19, 2015, NOHO, Inc. filed a Form 15 to terminate its registration under Section 12(g) of the Exchange Act.

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

Mr. McGuire, our Chief Operating Officer, served as President and Chief Executive Officer of Scio Diamond Technology Corporation from June 14 until its acquisition by our company in September 2019. During his tenure, Scio Diamond Technology Corporation filed Forms 12b-25 notifying the public of the late filings of its (a) Forms 10-K on July 12, 2017; and (b) Forms 10-Q on the following dates: November 14, 2016; August 14, 2017; November 15, 2017; and February 15, 2018. Scio Diamond Technology Corporation failed to file its (a) Annual Report on Form 10-K for the fiscal year ended March 31, 2017; (b) Quarterly Reports on Form 10-Q for the quarterly periods ended July 12, 2017, September 30, 2017, and December 31, 2017; (c) Annual Report on Form 10-K for the fiscal year ended March 31, 2018; (d) Quarterly Reports on Form 10-Q for the quarterly periods ended July 12, 2018, September 30, 2018, and December 31, 2018; and (e) Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Effective August 9, 2019, pursuant to Section 12(j) of the Exchange Act, the registration of each class of Scio Diamond Technology Corporation’s securities registered pursuant to Section 12 of the Exchange Act were revoked by the SEC.

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

We have a limited operating history and have incurred losses to date. We have only recently begun to generate revenue, and therefore it is difficult to evaluate our business and prospects.

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

We initially intend to sell our diamonds in selected markets in the United States and internationally. We expect that we will be required to enter into formal distribution agreements with, and will be dependent upon, several third parties for distribution and sales of our diamonds. We have only begun to sell our diamonds directly to customers and have not yet entered into any formal distribution agreements. Our initial sales for the twelve months ended September 30, 2023, have been primarily to a few customers. There can be no assurance that we will be able to broaden our customer base and enter into distribution agreements with distributors or that our distribution strategy will prove to be successful. Additionally, there can be no assurance that distributors will devote the efforts needed for successful distribution of our diamonds. Our inability to enter into favorable arrangements with distributors or to achieve the desired distribution of our diamonds would have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

Our success is also dependent upon attracting significant numbers of distributors and forming strategic relationships to market our diamonds. Our ability to enter into beneficial distribution partnerships will depend in large part upon our success in convincing diamond gemstone consumers that our lab- grown diamond gemstones are of a desired quality. Failure to achieve and maintain a critical mass of market acceptance will seriously harm our business in the diamond gemstone industry.

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

Our total assets include goodwill and other intangible assets. As of September 30, 2023, of our total assets, approximately 44.6% is goodwill and other intangible assets. We evaluate our goodwill and other intangible assets for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value is below the carrying value. We may be required to record a significant non-cash impairment charge in our financial statements during the period in which any impairment of our goodwill, other intangible assets or other assets is determined, negatively impacting our results of operations and stockholders’ equity.

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

Further, we may be subject to regulatory requirements in the future. Government authorities can withdraw marketing clearance due to our failure to comply with regulatory standards or due to the occurrence of unforeseen problems following initial clearance. Ongoing regulatory requirements are wide- ranging and govern, among other things:

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

The former stockholders of Scio have brought a suit against the former directors of Scio and current management of Adamas.

On January 10, 2023, the Company was joined as a defendant to an existing lawsuit in the United States District Court for the District of Nevada (case no. 2:22-cv-00256) between Theodorus Strous, a shareholder of Scio Diamond Technology Corp. (“Scio”), and Scio executives, brought as a proposed derivative shareholder class action. The second amended complaint added the Company and John G. Grdina as defendants, expanding the claim to assert a proposed derivative shareholder class action against the Company as well as Scio.

The Company retained outside counsel and filed a motion to dismiss and joined in Scio’s motion to dismiss on February 17, 2023. Specifically, the Company believes it was mis-joined to the lawsuit and that no claims are adequately pled against it. The Company further contends that the court lacks subject matter jurisdiction. The case was re-assigned to Hon. Cristina D. Silva. Judge Silva’s on July 5, 2023. After a long period of delay, on June 14, 2024, the court ordered additional briefing on the argument based on the Company’s motion to dismiss for lack of subject matter jurisdiction, signaling we believe the court was inclined to dismiss the entire case for lack of subject matter jurisdiction. The briefing was to commence on June 28, 2024. Largely, as a result of the court’s inclination to dismiss, on June 28, 2024, the Plaintiff stipulated to dismiss the claims against the Company, Mr. Grdina, and Scio’s management and filed a voluntary dismissal of all of the claims.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Such factors include the following:

●	actual or anticipated fluctuations in our results of operations;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations, or capital commitments;

●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

●	issuance of new or updated research or reports by securities analysts or changed recommendations for our stock;

●	our focus on long-term goals over short-term results;

●	the timing of our investments in the growth of our business;

●	actual or anticipated changes in regulatory oversight of our business;

●	additions or departures of key management or other personnel;

●	disputes or other developments related to our intellectual property or other proprietary rights, including litigation; and

●	general economic and market conditions.

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

As a public company, we incur significant legal, accounting, insurance, and other expenses that we did not incur as a private company. For example, we incur increased legal and accounting costs as a result of being subject to the information and reporting requirements of the Exchange Act and other federal securities laws. The costs of preparing and filing periodic and other reports, proxy statements, and other information with the SEC and furnishing audited reports to stockholders will cause a significant increase in our expenses than if we remained privately held. The cost of being a public company will divert continue resources that might otherwise have been used to develop our business, which could have a material adverse effect on our company.

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

Based on our common stock outstanding as of September 30, 2023, our executive officers and directors will, in the aggregate, beneficially own approximately 27.5% of our outstanding common stock. Mr. Grdina, our President, Chief Executive Officer, and Chairman of the Board, beneficially owns approximately 21.76% of our outstanding common stock is able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of Mr. Grdina may not coincide with the interests of other stockholders, and he may vote in a way with which you disagree and that may be adverse to your interests.

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

There can be no assurance that our business and ability to produce diamonds will not be impaired by claims that we are infringing upon the intellectual property of others. We may be subject to future legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time- consuming and could divert our management’s attention from diamond production and operating our business. As a result of the foregoing, the limited protection of our acquired intellectual property rights and proprietary information could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company executive offices are located in Scottsdale, Arizona, where we lease approximately 3,414 square feet for office space under a lease that expires in September 2024. In Greenville, South Carolina, we lease approximately 6,475 square feet for our factory under a lease that expires in August 31, 2028 as well as, an additional 23,485 square feet in Greenville, South Carolina which lease expires in July 2031.

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

On January 10, 2023, the Company was joined as a defendant to an existing lawsuit in the United States District Court for the District of Nevada (case no. 2:22-cv-00256) between Theodorus Strous, a shareholder of Scio Diamond Technology Corp. (“Scio”), and Scio executives, brought as a proposed derivative shareholder class action. The second amended complaint added the Company and John G. Grdina as defendants, expanding the claim to assert a proposed derivative shareholder class action against the Company as well as Scio.

The Company retained outside counsel and filed a motion to dismiss and joined in Scio’s motion to dismiss on February 17, 2023. Specifically, the Company believes it was mis-joined to the lawsuit and that no claims are adequately pled against it. The Company further contends that the court lacks subject matter jurisdiction. The case was re-assigned to Hon. Cristina D. Silva. Judge Silva’s on July 5, 2023. After a long period of delay, on June 14, 2024, the court ordered additional briefing on the argument based on the Company’s motion to dismiss for lack of subject matter jurisdiction, signaling we believe the court was inclined to dismiss the entire case for lack of subject matter jurisdiction. The briefing was to commence on June 28, 2024. Largely, as a result of the court’s inclination to dismiss, on June 28, 2024, the Plaintiff stipulated to dismiss the claims against the Company, Mr. Grdina, and Scio’s management and filed a voluntary dismissal of all of the claims.

Please reference the Contingencies section of Note 7 of our Financial Statements for additional disclosure.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock has been listed on Nasdaq since December 9, 2022, and is trading on Nasdaq under the symbol “JEWL”.

Holders of Common Equity

As of September 30, 2023, a total of 27,215,966 shares of our Common Stock were outstanding and there were approximately 591 holders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2023, we have no current employee plan with respect to our compensation plans under which equity securities may be issued.

Transfer Agent

The transfer agent for our common stock is ClearTrust Transfer, LLC, 16540 Pointe Village Drive, Suite 210, Lutz, FL 33558, (813) 235-4490. Their website is https://www.cleartrustonline.com/

Recent Sales of Unregistered Securities

None.

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

Since acquiring the Scio assets over four years ago, we have focused our efforts on research and development of improvements to the fundamental CVD process. Like most high-tech manufacturers, the philosophy of continuous improvement is at our core. Our development efforts have focused on commercialization of the diamonds and diamond materials we produce, improvements in our white diamond process, improvements in our diamond seed processes, automation in our machine operation, expansion of our capacity with our existing machines, and improvements in our laser cutting procedures. The guiding principle of these efforts is to provide the highest quality diamonds and diamond materials in a consistent and high-yield manner.

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

Inflationary Pressures

We are currently experiencing inflationary pressures in our manufacturing processes. Costs for our industrial equipment, raw materials, services, and shipping have increased and continue to trend upward. Over the year our average electricity cost has increased approximately 6%. Raw materials used in our manufacturing processes, such as refractory metals, lab-grade gases, and their associated gas delivery systems, have all shown increases between 6% and 10%; chemical solvents, adhesives, and other consumables have shown annual increases from approximately 7%. To date, we believe these inflationary increases have had a minimal impact on our business overall. However, to mitigate such inflationary pressures, we continue to evaluate price increases for our products, negotiate volume discounts, seek alternative products and suppliers, and explore opportunities to bring several non-critical services inside our company.

Results of Operations

The following table presents summarized financial information taken from our statements of operations for the years ended September 30, 2023 compared with the year ended September 30, 2022:

	For the Year Ended September 30,
	2023	2022
Net Sales	$1,007,705	$1,788,642
Cost of Revenues	(253,108)	603,276
Gross Profit	754,597	1,185,366

Total operating expenses	20,822,220	10,121,817
Loss from Operations	(20,067,623)	(8,936,451)
Other expenses	—	—
Warrant issuance expense	(2,038,000)	—
Interest expense	(438,317)	(2,131,407)
Loss before income taxes	(22,543,940)	(11,067,858)
Provision for income taxes	—	—
Net loss	$(22,543,940)	$(11,067,858)

During the fiscal year ended September 30, 2023, we had net sales of $1.0 million compared to $1.8 for the year ended September 30, 2022. We anticipate deriving continuing future revenue from the following business lines:

●	Direct Sales of Diamonds: The sale of diamond gemstones direct to the consumer through our website and the sale of industrial grade diamonds direct to industrial manufacturing companies.

●	Wholesale of Diamonds: The sale of diamonds to wholesalers, distributors, and jewelers.

Cost of Revenues

Cost of revenues include direct costs (parts, material, and labor), indirect manufacturing costs (manufacturing overhead, depreciation, plant operating lease expense, and rent), shipping, lab services, and logistics costs.

Costs of revenues for the year ended September 30, 2023, was $0.3 million compared to $0.6 million for the year ended September 30, 2022.

Gross profit for the year ended September 30, 2023, was $0.8 million or a gross profit margin on diamond sales of 74.8% for the year ended September 30, 2023 compared to $1.2 or a gross profit margin on diamond sales of 66.3% for the year ended September 30, 2022.

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

Operating Expense

Operating expenses include selling, general and administrative expenses, employee salaries and related expense and depreciation and amortization expense. Selling, general, and administrative expenses consist primarily of legal and professional, consulting services and all non-personnel-related expenses or depreciation and amortization. Personnel-related expenses consist of salaries, payroll taxes, benefits, and stock-based compensation. Depreciation and amortization expenses are related to the Company’s fixed assets and intangible assets.

Operating expenses for the year ended September 30, 2023, included in the statement of operations was $20.8 million compared to $10.1 million in the comparison to the comparable prior year.

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

Interest expense was $0.4 million for the year ended September 30, 2023, compared to $2.1 million for the year ended September 30, 2022. This decrease in interest expense of $1.7 million in interest expense was due to lower net borrowings and outstanding indebtedness for the year ended September 30, 2023, versus the year ended September 30, 2022 and also a cost of lower debt discounts.

Net Loss

Primarily as a result of the above factors we had a net loss of $22.5 million compared to a net loss of $11.1 million for the years ended September 30, 2023, and September 30, 2022, respectively.

Liquidity and Capital Resources

As of September 30, 2023, we had $26,088 of cash and cash equivalents, a decrease of $62,147 from September 30, 2022.

Changes in cash flows are summarized as follows:

Operating Activities

For the year ended September 30, 2023, net cash used in operating activities totaled approximately $6.8 million. This was primarily the result of net loss of approximately $22.5 million, increases to our period end inventory of $1.5 million, decrease in accounts receivable of $0.3 million, a decrease in accrued payroll of $1.5 million, an increase in accrued interest of $0.2 million, which was offset primarily by increases in accrued liabilities of $0.3 million along with an offset by the benefit of non-cash expenses for depreciation and amortization of approximately $0.4 million   and stock based compensation and expenditures of $11.4 million. The stock-based compensation and expenditures consist of: stock issued to employees $5.9 million, stock issued to board members $0.3 million, stock issued to consultants $4.9 million and stock used for loan inducement $0.3 million for the year ended September 30, 2023.

Investing Activities

During the year ended September 30, 2022, we used no cash in investing activities. During the year ended September 30, 2023, we used $1.5 million in net cash for investing activities to purchase property and equipment.

Financing Activities

During the year ended September 30, 2023, net cash provided by financing activities was approximately $8.2 million. This was the net effect of $0.8 million in increase of net notes payable, $0.6 million decrease related party activity, purchase of treasury stock $1.2 million and $9.1 million in cash proceeds received from the sale of our common stock.

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

Summary of Product Research and Development

Since acquiring the Scio assets over four years ago, we have primarily focused our efforts on research and development of improvements to the fundamental CVD process. Our development efforts have focused on commercialization of the diamonds and diamond materials we produce, improvements in our white diamond process, improvements in our diamond seed processes, automation in our machine operation, expansion of our capacity with our existing machines, and improvements in our laser cutting procedures. In the future, our research and development projects will include further improvements in the CVD process, primarily in capacity expansion per diamond growing machine. We are planning to invest in other parts of the manufacturing chain as well to develop our own diamond seeds, which are thin slices of diamond upon which our diamonds are grown; add color enhancement; and add additional laser capabilities.

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

Significant Changes in the Number of Employees

As of September 30, 2023, we had 12 full-time employees and four independent consultants. We expect a significant increase in the number of full-time employees over the next 12 months. We are using and will continue to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. The measurement date of our annual goodwill impairment test is September 30. No impairment was recorded for the year ended September 30, 2023 or the year ended September 30, 2022.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable represents amounts due from customers for products sold and include an allowance for uncollectible accounts which is estimated based on the aging of the accounts receivable and specific identification of uncollectible accounts. As of September 30, 2023 we reserved $1,681,500 on allowance for doubtful accounts and reserved $283,250 for the year ended September 30, 2022.

Inventory

We state inventories at the lower of cost and net realizable value. We determine cost using the average cost method on all inventory generated by our manufacturing operations upon our transition from research and development in our manufacturing facilities to the full production of our products for sale. We only produce diamonds and not other precious gemstones such as rubies or sapphires. Therefore, any time we refer to our inventory, it will consist solely of diamonds as raw materials, work in progress, and finished goods. When we use the words “stones” or “precious stones” when describing our inventory, we are also talking solely of diamonds. As of September 30, 2023, our inventory consisted of finished and nearly finished precious stones in various carat sizes, shapes, and colors. Some of these stones were originally included as part of the assets purchased by our company as part of the Scio asset purchase agreement. These stones were independently valued as part of the purchase price allocation. Additional stones added to inventory since the Scio asset purchase are a byproduct of our continuing research and development efforts as well as the beginning phase of our manufacturing process.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of September 30, 2023 and September 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, amounts due to related parties, and notes payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand, or for notes payable, based on borrowing rates currently available to us for loans with similar terms and maturities.

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

Stock-Based Compensation

We grant stock-based compensation to key employees and directors as a means of attracting and retaining highly qualified personnel. We also grant stock in lieu of cash compensation for key consultants and service providers. We recognize expenses related to stock-based payment transactions in which we receive employee or non-employee services in exchange for equity. We measure stock-based compensation based on sales of our common stock near the date of the grant.

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

Severance Expense

We account for severance expenses in accordance with ASC 710, Compensation-General. The severance program provides for benefits to certain key executive employees, to be paid upon their termination, whether initiated by us or at the employee’s direction. These benefits are fully vested and have an annual escalation provision and are expensed as they are incurred. Certain key executives entitled to severance compensation have waived these payments prior to the Company’s IPO.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financials are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of September 30, 2023, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control- Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2023.

During the year ended September 30, 2023, management identified the following weaknesses, which were deemed to be material weaknesses in internal control over financial reporting. Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively.

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

b) Changes in Internal Control over Financial Reporting

During the year ended September 30, 2023, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Name	Age	Position
John “Jay” G. Grdina	56	President, Chief Executive Officer, and Chairman of the Board
Steven R. Staehr	62	Chief Financial Officer
Gerald A. McGuire	62	Chief Operating Officer
Thierry J. Chaunu	67	Director
George C. Chien	51	Director
Alan B. Menkes	64	Director
Paul N. Vassilakos	46	Director

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

Paul N. Vassilakos has served as a director of our company since October 2021. Mr. Vassilakos founded, and since July 2020 has been a partner of Forever 8 Fund, LLC, a privately held consumer products inventory capital provider. In July 2007, Mr. Vassilakos founded Petrina Advisors, Inc., a privately held advisory firm formed to provide investment banking services for public and privately held companies and has served as its President since its formation. Mr. Vassilakos previously served as a member of the Board of Directors of Long Island Iced Tea Corp., a former publicly traded company, from its inception in May 2015 until October 2017, and also served as its Chief Executive Officer from its inception until the consummation of its business combination with Cullen Agricultural Holding Corp. in May 2015. From November 2011 to February 2012, Mr. Vassilakos served as Chief Executive Officer, Chief Financial Officer, and director of Soton Holdings Group, Inc., a former publicly held company now known as Rio Bravo Oil, Inc. Mr. Vassilakos also previously served as interim President and Chief Executive Officer of Red Mountain Resources, Inc. from February 2011 to March 2011. Mr. Vassilakos also served on the Boards of Directors of Cross Border Resources, Inc. (since April 2012) and Red Mountain Resources, Inc. (since October 2011), both oil and natural gas exploration former public companies, until February 2016. Mr. Vassilakos has served as Chief Executive Officer and a director of Cullen Agricultural Holding Corp., a former publicly traded company, or CAH, since November 2013 and as CAH’s Assistant Treasurer since October 2009. CAH is a development stage agricultural company which was formed in connection with the business combination between Triplecrown Acquisition Corp. and Cullen Agricultural Technologies, Inc., or Cullen Agritech, in October 2009. Mr. Vassilakos also founded and has served as the President of Petrina Properties Ltd., a privately held real estate holding company, since December 2006. In July 2007, Mr. Vassilakos was engaged as a consultant to assist Endeavor Acquisition Corp. with its business combination with American Apparel Inc., a California based retail apparel company, which was completed in December 2007. From February 2002 to June 2007, Mr. Vassilakos served as vice president of Elmsford Furniture Corp., a privately held furniture retailer. From July 2000 to January 2002, Mr. Vassilakos was an Associate within the Greek Coverage Group of Citigroup Inc.’s UK Investment Banking Division. From July 1998 to July 2000, Mr. Vassilakos was an Analyst within the Industrial Group of Salomon Smith Barney’s New York Investment Banking Division. From February 1996 through June 1998, Mr. Vassilakos was a Registered Securities Representative at Paine Webber CSC - DJS Securities Ltd., during which time he provided securities brokerage services to private clients. Mr. Vassilakos holds a Bachelor of Science in finance from the Leonard N. Stern Undergraduate School of Business and was a licensed Registered Securities Representative (Series 7 and 63) from February 1996 to February 2002. We believe Mr. Vassilakos’ experience in corporate finance and the public markets makes him well qualified to serve on our Board of Directors.

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

Our Board of Directors currently believes that it is in the best interests of our company to have our Chief Executive Officer also serve as the Chairman of the Board. We believe that our Chairman and Chief Executive Officer provides strong, clear, and unified leadership that is critical in our relationships with our stockholders, employees, customers, suppliers, and other stakeholders. The knowledge of our Chief Executive Officer regarding our business and our day- to-day operations uniquely positions him to identify strategies and prioritize matters for review and deliberation by our Board of Directors. Additionally, we believe the combined role of Chairman and Chief Executive Officer facilitates centralized board leadership in one person, so there is no ambiguity about accountability. The Chief Executive Officer serves as a bridge between management and our Board of Directors, ensuring that both groups act with a common purpose. This structure also eliminates conflict between two leaders and minimizes the possibility of two spokespersons sending difference messages.

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

Board and Committee Meetings

Our Board of Directors held nine formal board meetings and four formal Audit Committee meetings during the year ended September 30, 2023. Our Board of Directors held six formal board meetings and three formal Audit Committee meetings during the year ended September 30, 2022.

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

Delinquent with Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the Company’s knowledge, based solely on a review of reports furnished to it, for the year ended September 30, 2023, all of the Company’s officers, directors and ten percent holders have made the required filings.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal years ended September 30, 2023, and 2022. Information with respect to compensation for services in all capacities to us earned by our principal executive officer and our two other most highly compensated executive officers as of the end of our last completed fiscal year. We refer to these persons as our named executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (3)	Total (2)
John “Jay” G. Grdina (4)	2023	$282,500	—	$3,400,000	$104,400	$3,786,900
President and Chief Executive Officer	2022	$275,000	—	$2,300,000	$171,790	$2,746,790

Steven R. Staehr (4)	2023	$232,715	—	$448,395	$37,200	$718,310
Chief Financial Officer	2022	$213,500	—	$600,000	$46,606	$860,106

Gerald A. McGuire	2023	$180,000	—	$194,000	—	$374,000
Chief Operating Officer	2022	$180,000	—	$800,000	—	$980,000

(1)	The amounts shown in this column represent the grant date fair value ($4.00) for shares of common stock granted to the named executive officers pursuant to their employment agreements during the covered period calculated prior to the Company’s IPO after such time the closing price of the Company’s common stock listed on the NASDAQ was used for the covered period in accordance with ASC Topic 718 excluding the effect of forfeitures. The assumptions used in determining the grant date fair value of these awards are set forth in Note 2 to our financial statements, included elsewhere in this document.

(2)	The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the previous columns.

(3)	All Other Compensation consisted of the following for fiscal 2023:

Name	Auto Allowance	Phone Allowance	Diamond Allowance (1)	Total (2)
John “Jay” G. Grdina	$18,000	$2,400	$84,000	$104,400
Steven R. Staehr	$5,400	$1,800	$30,000	$37,200
Gerald A. McGuire	—	—	—	—

1.	Represents the annual monthly carat allowance for each named executive officer valued at $1,000 per carat. As of September 30, 2023, neither Mr. Grdina nor Mr. Staehr had received any of the finished diamonds to which they were entitled under their respective employment agreements. These amounts have been accrued, and the diamonds will be given by us in the future.

2.	The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the previous columns.

Consulting Agreements, Employment Agreements and Other Arrangements Outstanding Equity Awards as of September 30, 2023

During the fiscal year ended September 30, 2023, our named executed officers received grants of common stock, which were fully vested upon the date of grant and not subject to any other vesting or forfeiture. As a result, there were no outstanding equity awards held by our named executive officers that remained unvested as of September 30, 2023.

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

Director Compensation

The following table sets forth, for the year ended September 30, 2023, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our directors, who are not officers, who served during the years ended September 30, 2023 and 2022.

Name and Principal Position	Fees Earned or Paid In Cash (1)	Stock Awards (2)	Option Awards (2)	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (3)	Total
Paul Vassilakos	$20,000	$64,400	$-	$-	$-	$-	$84,400
Alan Menkes	$20,000	$64,400	$-	$-	$-	$-	$84,400
George C. Chien	$20,000	$64,400	$-	$-	$-	$-	$84,400
Thierry Chaunu	$20,000	$64,400	$-	$-	$-	$-	$84,400

(1)	The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.

(2)	The amounts in this column reflect the aggregate grant date fair value of options awards granted to our directors during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718. Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited financial statements included in our Annual Report on Form 10-K for year ended September 30, 2023. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3)	We make an annual grant to each director of 20,000 shares of our Common Stock in allotments of 5,000 shares to each director on a quarterly basis. We reimburse all officers and directors for reasonable and necessary expenses incurred in their capacities as such. The named directors do not participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation.

Outstanding Equity Awards at Fiscal Year-end

As of September 30, 2023 and September 30, 2022 there were no outstanding stock options or restricted stock units. During the years ended September 30, 2023 and September 30, 2022 we did not grant any restricted stock units or stock options but granted restricted stock to directors, officers, and others who provided services to our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of our common stock as of December 31, 2023 by the following:

●	each of our directors and named executive officers;

●	all of our directors and executive officers as a group; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including notes that are currently convertible or convertible within 60 days of and warrants that are currently exercisable or exercisable within 60 days of Shares issuable pursuant to convertible notes and warrants are deemed outstanding for computing the percentage of the person holding such convertible notes and warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

The percentages below are calculated based on 27,215,966 shares of our common stock issued and outstanding as of September 30, 2023.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Adamas One Corp., 17767 N. Perimeter Drive, Suite B115, Scottsdale, Arizona 85255.

Name of Beneficial Owner	Number	Percent
Named Executive Officers and Directors:
John “Jay” G. Grdina(1)	7,630,126	28.0%
Steven R. Staehr	841,715	3.1%
Gerald A. McGuire	1,010,253	3.7%
Thierry J. Chaunu	50,000	*
George C. Chien	65,000	*
Alan B. Menkes	65,000	*
Paul N. Vassilakos	65,000	*
All directors and executive officers as a group (7 persons)	9,727,094	35.7%

5% Stockholders:
Diamond Technologies, LLC(2)	2,556,222	9.4%

*	Less than 1% of the outstanding shares of common stock.

(1)	Consists of (a) 10,000 shares of common stock held directly by Mr. Grdina, (b) 2,556,222 shares of common stock held in the name of Diamond Technologies, LLC, for which Mr. Grdina holds voting and dispositive power, (c) an aggregate of 1,800,000 shares held equally by three of Mr. Grdina’s children, over which Mr. Grdina exercises voting and dispositive power, (d) 526,904 shares of common stock held in the name of Pubco, LLC, for which Mr. Grdina holds voting and dispositive power, and (e) 1,400,000 shares of common stock held in the name of PrivateCo, LLC, for which Mr. Grdina holds voting and dispositive power, and (f) 1,337,000 shares of common stock held in the name of Lucid Technologies, LLC, for which Mr. Grdina holds voting and dispositive power.

(2)	See footnote (1) above. The address for Diamond Technologies, LLC is 10015 E Adele Court, Scottsdale, AZ 85255.

Changes in Control

Based on our common stock outstanding as of our executive officers and directors, in the aggregate, beneficially own approximately 35.7% of our outstanding common stock. Mr. Grdina, our President, Chief Executive Officer, and Chairman of the Board, who beneficially owns approximately 28.0% of our outstanding common stock, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of Mr. Grdina may not coincide with the interests of other stockholders, and he may vote in a way with which you disagree and that may be adverse to your interests.

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

Equity Incentive Plan

As of September 30, 2023, there is no equity incentive plan that has been adopted by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements, we describe below transactions and series of similar transactions that have occurred since October 1, 2021, to which we were a party or will be a party in which:

●	the amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

●	any director, executive officer, holder of more than 5% of our common stock, or any member of their immediate family had or wil1 have a direct or indirect material interest.

Promissory Notes

From time to time since inception, we have borrowed funds and/or entered into revolving promissory notes with various entities controlled by Mr. Grdina, our President, Chief Executive Officer, and Chairman of the Board.

We had an arrangement with each of Lucid Technologies, LLC, PrivateCo, LLC, Mix 1, LLC, Dolce B. Investments, Inc., PubCo, LLC, and Diamond Technologies, LLC, each of which is an entity controlled by Mr. Grdina, whereby we could make revolving borrowings from such entities with no interest and no specific due date. There were no written revolving promissory notes supporting these arrangements. In September 2021, we entered into promissory notes with each of Lucid Technologies, LLC, PrivateCo, LLC, and Mix 1, LLC to document the aggregate amounts outstanding to each entity as of the date of the note. In April and May 2022, we entered into promissory notes with each of PubCo, LLC and Dolce B. Investments, Inc. to document the aggregate amounts outstanding to each entity as of the date of the note. Subsequently, on September 1, 2022, we entered into a revolving promissory note with each of these entities to amend and restate all prior promissory notes and/or arrangements in their entirety to reflect the revolving terms of the borrowings more accurately from each of these entities. Following is a description of the various promissory notes and arrangements with each entity:

●	From time to time, we made revolving borrowings from Lucid Technologies, LLC. On September 29, 2021, we entered into a promissory note for the benefit of Lucid Technologies, LLC in the original principal amount of $438,450, which note had no stated interest and was payable on September 30, 2022. On September 1, 2022, we subsequently amended and restated the promissory note and any and all other non-written arrangements with Lucid Technologies, LLC as set forth in a revolving promissory note. The revolving promissory note has a limit of $600,000, is payable on September 30, 2023, and is interest-free. As of September 30, 2023, an aggregate of $0 was owed to Lucid Technologies, LLC.

●	From time to time, we made revolving borrowings from PrivateCo, LLC. On September 29, 2021, we entered into a promissory note for the benefit of PrivateCo, LLC in the original principal amount of $5,100, which note had no stated interest and was payable on September 30, 2022. On September 1, 2022, we subsequently amended and restated the promissory note and any and all other non-1 written arrangements with PrivateCo, LLC as set forth in a revolving promissory note. The revolving promissory note has a limit of $310,000, is payable on September 30, 2023, and is interest-free. As of September 30, 2023, an aggregate of $0 was owed to PrivateCo, LLC.

●	From time to time, we made revolving borrowings from Mix 1, LLC. On September 29, 2021, we entered into a promissory note for the benefit of Mix 1, LLC in the original principal amount of $3,500, which note had no stated interest and was payable on September 30, 2022. On September 1, 2022, we subsequently amended and restated the promissory note and any and all other non-written arrangements with Mix 1, LLC as set forth in a revolving promissory note. The revolving promissory note has a limit of $50,000, is payable on September 30, 2023, and is interest-free. As of September 30, 2023, an aggregate of $0 was owed to Mix 1, LLC.

●	From time to time, we made revolving borrowings from Dolce B. Investments, Inc. On April 30, 2022, we entered into a promissory note for the benefit of Dolce B. Investments, Inc. in the original principal amount of $18,500, which note had no stated interest and was payable on December 31, 2022. On September 1, 2022, we subsequently amended and restated the promissory note and any and all other non-written arrangements with Dolce B. Investments, Inc. as set forth in a revolving promissory note. The revolving promissory note has a limit of $100,000, is payable on September 30, 2023, and is interest-free. As of September 30, 2023, an aggregate of $0 was owed to Dolce B. Investments, Inc.

●	From time to time, we made revolving borrowings from PubCo, LLC. On May 6, 2022, we entered into a promissory note for the benefit of PubCo, LLC in the original principal amount of $24,000, which note had no stated interest and was payable on September 30, 2022. On September 1, 2022, we subsequently amended and restated the promissory note and any and all other non-written arrangements with PubCo, LLC as set forth in a revolving promissory note. The revolving promissory note has a limit of $100,000, is payable on September 30, 2023, and is interest-free. As of September 30, 2023, an aggregate of $0 was owed to PubCo, LLC.

●	From time to time, we made revolving borrowings from Diamond Technologies, LLC. On September 1, 2022, we entered into a revolving promissory note for the benefit of Diamond Technologies, LLC. The revolving promissory note has a limit of $100,000, is payable on September 30, 2023, and is interest-free. As of September 30, 2023, an aggregate of $0 was owed by Diamond Technologies, LLC.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Turner, Stone & Company, LLP, independent registered public accounting firm, has audited our financial statements for the fiscal year ended September 30, 2023 and Semple, Marchal & Cooper, LLP, independent registered public accounting firm, has audited our financial statements for the fiscal year ended September 30, 2022, as set forth in their report (which contains an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern as described in Note 2 to the financial statements) appearing elsewhere herein. We have included our financial statements in the prospectus and elsewhere in the registration statement in reliance on their report, given on their authority as experts in accounting and auditing.

The following is the breakdown of aggregate fees for the last two fiscal years.

	2023	2022
Audit Fees	$225,000	$225,341
Audit Related Fees	125,000	68,199
Tax Fees	—	—
	$350,000	$293,540

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

Audit Committee Pre-Approval Policies

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit- related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accountant. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accountant, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Code and related regulations.

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

Reference Filed or Furnished

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a- 1 4(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			08/20/2024	X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a- 1 4(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			08/20/2024	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			08/20/2024	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			08/20/2024	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMAS ONE CORP.

	By:	/s/ John G. Grdina
Dated: August 20, 2024		John G. Grdina, Chief Executive Officer

	By:	/s/ Steven Staehr
Dated: August 20, 2024		Steven Staehr, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ John G. Grdina	Chief Executive Officer and
John G. Grdina	Chairman of the Board of Directors (Principal Executive Officer)	August 20, 2024

/s/ Steven Staehr	Chief Financial Officer (Principal Financial
Steven Staehr	Officer and Principal Accounting Officer)	August 20, 2024

/s/ Paul Vassilakos	Director	August 20, 2024
Paul Vassilakos

/s/ Alan Menkes	Director	August 20, 2024
Alan Menkes

/s/ George C. Chien	Director	August 20, 2024
George C. Chien

/s/ Thierry Chaunu	Director	August 20, 2024
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

Phoenix, Arizona

January 13, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors

Adamas One Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Adamas One Corp. (“Company”) as of September 30, 2023, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Adamas One Corp. as of September 30, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Turner, Stone & Company, L.L.P

We have served as Adamas One Corp.’s auditor since 2023.

Dallas, Texas

August 20, 2024

ADAMAS ONE CORP.
BALANCE SHEETS

	At September 30,	At September 30,
	2023	2022
ASSETS
Current Assets:
Cash	$26,088	$88,235
Accounts receivable, net of allowance	80,347	1,277,368
Inventory	1,555,222	58,690
Total Current Assets	1,661,657	1,424,293

Property and Equipment, net	1,785,753	640,002

Non-current Assets:
Goodwill	5,413,000	5,413,000
Intangible assets, net	426,000	498,000
Right of use assets - operating leases	1,677,628	-
Investment	1,917,673	-
Other non-current assets	12,800	12,800
Total non-current assets	11,232,854	5,923,800
TOTAL ASSETS	$12,894,511	$7,988,095

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accrued liabilities	$1,015,050	$686,910
Accrued interest	95,197	509,620
Due to related party - payroll and related	1,130,074	2,679,907
Due to related party - notes payable	-	558,658
Assumed liability - asset purchase	457,912	457,912
Warrant liability	298,839	-
Notes payable and convertible term notes, net	2,195,708	7,882,500
Current portion of operating lease liability	157,286	-
Contingent consideration for debt compliance related to notes payable	2,922,280	-
Total Current Liabilities	8,272,346	12,775,507

Non-current Liabilities:
Operating lease liability, net of current portion	1,498,674	-
Total Non-current Liabilities	1,498,674	-

TOTAL LIABILITIES	9,771,020	12,775,507

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized with zero issued and outstanding at September 30, 2023 and 2022.
Common stock, $0.001 par value, 100,000,000 shares authorized with 27,215,966 shares issued and outstanding at September 30, 2023 and 16,369,423 shares issued and outstanding at September 30, 2022.	27,564	16,369
Treasury stock 350,000 shares, at cost	(1,200,000)	-
Shares to be issued - strategic entity	1,527,312	-
Additional paid-in capital	66,372,882	36,511,950
Accumulated deficit	(63,604,267)	(41,315,731)
Total Stockholders’ Equity (Deficit)	3,123,491	(4,787,412)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,894,511	$7,988,095

The accompanying notes are an integral part of these financial statements.

ADAMAS ONE CORP.
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2023 and 2022

	2023	2022
Net Revenues
Diamond sales	$1,007,705	$1,788,642
Cost of revenues	253,108	603,276
Gross Profit	754,597	1,185,366

Operating Expenses
Selling, general and administrative	11,017,046	4,718,751
Employee salaries and related expenses	6,453,045	5,012,862
Depreciation and amortization expense	429,849	390,204
Contingent consideration for debt compliance	2,922,280	-
Total operating expenses	20,822,220	10,121,817

Loss from Operations	(20,067,623)	(8,936,451)

Other Expenses
Warrant issuance expense	(2,038,000)	-
Interest expense	(438,317)	(2,131,407)
Total Other Expenses	(2,476,317)	(2,131,407)
Loss before income taxes	(22,543,940)	(11,067,858)
Provision for income taxes	-	-
Net Loss	$(22,543,940)	$(11,067,858)

Net Loss Per Share
Basic and diluted
Weighted average number of shares outstanding	22,269,981	18,463,010
Loss per share-basic and diluted	$(1.01)	$(0.60)

The accompanying notes are an integral part of these financial statements.

ADAMAS ONE CORP.
STATEMENTS OF STOCKHOLDERS ’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-In	Shares	Treasury	Accumulated
	Shares Outstanding	Par Value	Capital	To Be Issued	Stock	(Deficit)	Total
Balance at September 30, 2021	18,651,750	$18,652	$23,870,976	-	-	$(30,247,873)	$(6,358,245)

Common stock issued to board members	80,000	80	319,920	-	-	-	320,000
Common stock issued for cash at $4.00	25,000	25	99,975	-	-	-	100,000
Common stock issued for incentive to lender	14,667	14	58,653	-	-	-	58,667
Common stock issued to employees	850,000	850	3,399,150	-	-	-	3,400,000
Common shares issued from converted interest	25,708	26	102,806	-	-	-	102,832
Common stock issued to consultant	370,000	370	1,479,630	-	-	-	1,480,000
Common stock issued for loan modifications	352,298	352	1,408,840	-	-	-	1,409,192
Common shares returned from CEO	(4,000,000)	-	16,000,000	-	(16,000,000)	-	-
Retirement of Treasury Stock	-	(4,000)	(15,996,000)	-	16,000,000	-	-
CEO and CFO waiver of severance liability	-	-	5,768,000	-	-	-	5,768,000
Net loss	-	-	-	-	-	(11,067,858)	(11,067,858)

Balance at September 30, 2022	16,369,423	$16,369	$36,511,950	$-	$-	$(41,315,731)	$(4,787,412)
Adjustment to opening balance	-	-	-	-	-	255,403	255,403
Balance at October 01, 2022	16,369,423	$16,369	$36,511,950	$-	$-	$(41,060,328)	$(4,532,009)

Common stock issued to employees	1,933,500	1,933	5,992,134	-	-	-	5,994,067
Common stock issued to board members	85,000	85	252,065	-	-	-	252,150
Common stock issued for consultants	3,963,700	3,964	4,885,899	-	-	-	4,889,863
Common stock issued for conversion of note and accrued interest	2,061,103	2,060	6,868,430	-	-	-	6,870,490
Common stock issued for IPO, net of costs of $1,892,250	2,450,000	2,450	9,130,300	-	-	-	9,132,750
Warrants issued	-	-	2,038,000	-	-	-	2,038,000
Repurchase stock	(350,000)	-	-	-	(1,200,000)	-	(1,200,000)
Common stock issued for ownership in strategic entity	400,000	400	389,962	-	-	-	390,362
Common stock issued as inducement to lenders	303,240	303	304,142	-	-	-	304,445
Shares to be Issued- strategic entity	-	-	-	1,527,312	-	-	1,527,312
Net loss	-	-	-	-	-	(22,543,940)	(22,543,940)
Balance at September 30, 2023	27,215,966	$27,564	$66,372,882	$1,527,312	$(1,200,000)	$(63,604,267)	$3,123,491

The accompanying notes are an integral part of these financial statements.

ADAMAS ONE CORP.
STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2023 and 2022

	2023	2022
OPERATING ACTIVITIES
Net loss	(22,543,940)	$(11,067,858)
Adjustments to reconcile net loss to net cash used in operations:
Common Stock issued to employees for stock-based compensation	5,994,067	3,400,000
Common stock issued to board members	252,150	320,000
Common stock issued to consultants	4,889,863	1,480,000
Common stock issued for loan modifications	-	1,409,192
Common stock issued for interest	-	102,832
Incentive warrants issued	2,038,000	-
Stock issued for loan inducement	304,445	58,668
Depreciation and amortization	429,849	390,204
Debt discount amortization	67,825	36,836
Allowance for doubtful accounts	1,477,200	283,250
Contingent consideration for debt compliance	2,922,280	-

Changes in assets and liabilities:
Accounts receivable	(280,179)	(1,560,618)
Inventory	(1,496,531)	26,310
Other current assets	-	11,306
Accrued liabilities	289,139	411,997
Accrued interest	161,470	237,538
Due to related party – payroll and related	(1,549,832)	1,267,152
Severance obligation	-	43,000
Warrant liability	298,839	-
Right of use assets - operating leases, net	(21,668)	-
Net cash used in operating activities	(6,767,023)	(3,150,192)

INVESTING ACTIVITIES
Property and equipment	(1,464,600)	-
Net cash used in investing activities	(1,464,600)	-

FINANCING ACTIVITIES
Notes Payable Proceeds	795,384	2,765,000
Due to related party	(558,658)	111,608
Purchase of treasury stock	(1,200,000)	-
Cash from stock sale, net of costs of $1,892,250 for the year ended September 30, 2023	9,132,750	100,000
Net cash provided by financing activities	8,169,476	2,976,608

Net cash increase (decrease) for the period	(62,147)	$(173,584)
Cash, beginning of period	88,235	261,819
Cash, end of the period	26,088	$88,235

Non-cash investing and financing activities are as follows:
Stock issued for debt and interest	$6,870,490	$102,831
Waiver of severance liability	$-	$5,768,000
Stock issued for investment	$390,362	$-

The accompanying notes are an integral part of these financial statements.

Adamas One Corp.

Notes to Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

We were incorporated on September 6, 2018, in the state of Nevada for the purpose of acquiring existing technology that would efficiently and effectively produce lab-grown, environmentally friendly, ethically sourced diamonds. On January 31, 2019, we entered into an Amended Asset Purchase Agreement with Scio Diamond Technology Corporation, or Scio, which was subsequently amended February 3, 2020, pursuant to which we acquired substantially all of the assets of Scio, which assets consisted primarily of proprietary diamond growing chemical reactors, which we refer to as diamond growing machines, patents, and all intellectual property related thereto, for an aggregate of 1,500,000 shares of our common stock and payment to certain lenders of Scio of an aggregate of $2.1 million in cash. In addition, we agreed to pay one-half of certain other unsecured operational liabilities of Scio. The transaction was approved by a majority of the Scio stockholders voting in person or by proxy at a special meeting of stockholders held commencing on July 12, 2019, and reconvening on August 6, 2019. The transaction closed on October 17, 2019. We recorded the fair value of the assets purchased and liabilities assumed at $8.65 million.

The assets and liabilities were valued using ASC 805, the fair value of assets acquired and liabilities assumed in a business combination, which requires the measurement of assets acquired and liabilities assumed to be recognized at their acquisition-date fair values.

Since acquiring the assets of Scio, we have continued to further develop the technologies acquired from Scio, and we have begun producing diamonds for fine jewelry and diamond material for industrial uses.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss of $22.5 million and used approximately $6.8 million of cash in operations for the year ended September 30, 2023. We incurred a net loss of $11.1 million and used approximately $3.2 million of cash in operations for the year ended September 30, 2022. In addition, we have only recently commenced commercial sales of our product. These conditions raise substantial doubt about our ability to continue as a going concern for the ensuing year.

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

We will need additional financing to implement our full business plan and to service our ongoing operations. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and possibly divest all or a portion of our business. We may seek additional capital through a combination of equity offerings and debt financing. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should we be unable to continue as a going concern.

See Note 14 for additional equity and debt proceeds received subsequent to September 30, 2023.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for financial information and with the instructions to Form 10-K as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements include all of the disclosures required by generally accepted accounting principles for complete financial statements.

The Company’s fiscal year begins on October 1 and ends on September 30. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.

Reclassification

Certain prior period amounts in the balance sheet, statement of cash flows and accompanying notes have been reclassified to conform to the current period’s presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include, but are not limited to, the following: collectability of accounts receivable, the potential impairment of goodwill, valuation of deferred tax assets, carrying value of inventories, useful lives and recovery of equipment and other intangible assets, debt discounts and valuations, and valuation of stock-based compensation.

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

As of September 30, 2023, we had established an allowance of $1.7 million for potentially uncollectible accounts receivable. As of September 30, 2022, we had established an allowance of $0.3 million for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected.

Property and Equipment

We recorded property and equipment purchased at cost. Depreciation of property, plant and equipment is on a straight-line basis beginning at the time it is placed in service and based on the estimated useful lives.

Schedule of Estimated useful lives

Years
Machinery and equipment	3 – 10
Furniture and fixtures	3 – 5
Engineering equipment	5 – 12

Leasehold improvements which are included in the fixed assets on the balance sheet are depreciated over the lesser of the remaining term of the lease or the life of the asset (generally 3 – 5 years).

Upon retirement or sale of property and equipment, we will remove the cost of the disposed assets and related accumulated depreciation from the accounts and any resulting gain or loss is credited or charged to other income and expense. We charge expenditures for normal repairs and maintenance to expense as incurred. We capitalize additions and expenditures for improving or rebuilding existing assets that extend the useful life. Leasehold improvements made either at the inception of the lease or during the lease term will be amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.

Intangible Assets

As of September 30, 2023, and 2022, we held the following number of patents:

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

Schedule of Intangible Assets

Intangible assets – Research and Development (fully depreciated)	$1,700,000
Intangible assets – Technology (10 year amortization)	720,000
Total intangible assets	2,420,000
Less accumulated amortization as of September 30, 2021	(1,850,000)
Net intangible assets as of September 30, 2021	570,000
Less amortization for September 30, 2022	(72,000)
Net intangible assets as of September 30, 2022	498,000
Less amortization for September 30, 2023	(72,000)
Net intangible assets as of September 30, 2023	$426,000

We recorded amortization expense for intangible assets in the amounts of $72,000 for each of the fiscal years ended September 30, 2023 and 2022. Future amortization will be $72,000 per year for the following five years and $66,000 for the sixth year.

Research and development was fully amortized as of September 30, 2023. Intangible assets – technology is being amortized over 10 years.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions.

The Company’s goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in the Scio business combination. Goodwill is not amortized, instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value. The goodwill from the Scio asset purchase was valued at $5,413,000. The Company completed the annual goodwill impairment test in the fourth quarter and determined the fair value of the reporting unit exceeded the carrying value. No impairment expense was recognized for the years ended September 30, 2023 or 2022.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the years ended September 30, 2023 or 2022.

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

Shipping costs consists of fees charged to customers for shipping of sold items by the Company. The performance obligation is to ship the item sold as initiated by the customer. The price is set based on the third-party service provider selected to be used by the customer as well as the speed and location of shipment. Revenue is recognized at a point in time when the shipping label is printed.

Disaggregated Revenue Information

We have no disaggregated revenue to report for the years ended September 30, 2023 or 2022.

Advertising Costs

We plan to expense advertising costs as they are incurred. We have incurred no advertising costs to date.

Research and Development

We conduct research and development activities to enhance existing processes and products and develop new processes and products at our facilities in Greenville, South Carolina, utilizing our personnel and strategic relationships. We expense all costs associated with our research and development efforts through either our cost of goods sold, as they are performed by the same employees who produce our finished product, or through our general and administrative expenses if the product has not been brought to market. We anticipate that it may become necessary to reclassify research and development costs into our operating expenditures for reporting purposes as we begin to develop new lines of jewelry and extend into the semiconductor industry.

Research and Development costs are accounted for in accordance with ASC 730, Research and Development. All of our R&D for the years ended September 30, 2023 and September 30, 2022 is recognized as an expense and incurred in accordance with ASC 730-10-25. The expenses related to research and development for the years ended September 30, 2023 and 2022 included in the Statement of Operations were approximately $200,000 and $220,000, respectively.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) requires disclosure of the fair value of financial statements held by the Company. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable.

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own assumptions. These two types of inputs have created the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model- derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data, if available, when estimating fair value. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, amounts due to related parties, and notes payable. The fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for notes payable, based on borrowing rates currently available to us for loans with similar terms and maturities.

Inventories

Inventories are stated at the lower of cost or net realizable value, and consist of various diamond pieces, jewelry pieces, and work in process. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. We also purchase lab-grown diamonds from a vendor who cuts and polishes the majority of our manufactured diamonds as the vendor has access to other lab-grown diamonds that may supplement the inventory needed by the Company or which may be unique in nature which may appeal to our customers or be used in design of our proprietary jewelry line which is under development. We carry the value of these purchased diamonds at the lower of cost or net realizable value. Included in inventory is work in process which states the average cost method of these items at their state of completion at the balance sheet date. At September 30, 2023 and September 30, 2022 our inventory consisted of finished precious stones in various carat sizes, shapes, and colors that we produced or purchased and work in process.

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. On October 01, 2022, we adopted ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” Accordingly, stock-based compensation is valued using market value of our Common Stock. Stock-based compensation is recognized on a straight-line basis over the vesting periods and forfeitures are recognized in the periods they occur. We account for common stock purchase option awards by estimating the fair value of each option award on the grant date using the Black-Scholes option pricing model that uses assumption and estimates that we believe are reasonable.

We account for stock-based compensation at estimated fair value on the date of grant. There were 1,933,500 shares of common stock granted and issued to employees for services during the fiscal year ended September 30, 2023. These were valued at an average price per share of $3.10, for an aggregate of $5,994,067. There were 850,000 shares of common stock granted and issued to five employees for services during the fiscal year ended September 30, 2022. These were valued at $4.00 per share, or an aggregate of $3,400,000.

The price per share is $4.00 for all shares granted prior to the first day of public trading December 9, 2022, and the closing price of the day of the grant for all grants after December 9, 2022. The grants are fully vested and are recognized upon the date of grant.

Severance Expense

We account for severance expenses in accordance with ASC 710-10-25-1, Compensation-General. The severance program, prior to being waived by the CEO and CFO, provided for benefits to those two key executive employees, to be paid upon their termination, whether initiated by us or at the employee’s discretion. These benefits were fully vested and had an annual escalation provision and were expensed as they were incurred. As part of the Company’s IPO, the CEO and CFO waived their contractual severance related amounts previously recorded to help meet various formal and informal valuation analysis and the NASDAQ listing guidelines requirement at the initial listing date. The effect of this waiver was to reduce the liability and record an increase in paid-in capital in the amount of $5,768,000 as of September 30, 2022. As a result of the above-mentioned waivers there was no severance expense during the year ended September 30, 2023.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. As of September 30, 2023, and September 30, 2022 our bank account balances did not exceed the federally insured limit.

Income Taxes

We filed federal and state income tax returns in accordance with the applicable rules of each jurisdiction. We account for income taxes under the asset and liability method in accordance with Accounting Standards Codification 740 – Income Taxes, or ASC 740. The provision for income taxes includes federal, state, and local income taxes currently payable, and deferred taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable amounts in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. In accordance with ASC 740, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We measure recognized income tax positions at the largest amount that is greater than 50% likely of being realized. We reflect changes in recognition or measurement in the period in which the change in judgment occurs.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. There was a contingency consideration identified as of September 30, 2023 Refer to Note 7 for commitments and contingencies.

The Company retained outside counsel and filed a motion to dismiss and joined in Scio’s motion to dismiss on February 17, 2023. Specifically, the Company believes it was mis-joined to the lawsuit and that no claims are adequately pled against it. The Company further contended the court lacked subject matter jurisdiction. The case was re-assigned to Hon. Cristina D. Silva. Judge Silva’s on July 5, 2023. On June 14, 2024, the court ordered additional briefing based on the Company’s motion to dismiss for lack of subject matter jurisdiction. The briefing was to commence on June 28, 2024, however, as a result of the court’s inclination to grant the Company’s motion to dismiss, the Plaintiff stipulated to dismiss the claims against the Company, Mr. Grdina, and Scio’s management and filed a voluntary dismissal of all of the claims as of June 28, 2024.

We have accrued for contingencies totaling approximately $2.9 million year ended September 30, 2023, respectively. There were no other known contingencies as of September 30, 2023.

Recent Accounting Pronouncements Adopted

In February 2016, the FASB issued Accounting Standards Update (“ASC”) 2016-02, Leases (Topic 842). The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. We adopted ASU 2016-02 effective October 1, 2022 as required for private companies, given the Company went public in December 2022. We have applied the modified retrospective approach to adopt the new leasing standard. This approach typically applies the new standard to all existing leases existing at the date of initial application and does not require a restatement of comparative periods. We completed the process of aggregating and evaluating lease arrangements and implementing new processes during the fiscal year ended at September 30, 2023. As a result of evaluating the impact of adoption of the ASC on our financial statements we recognized a right-of-use asset and lease liability on our balance sheet for our real estate operating leases. At October 1, 2022 we recognized a right of use asset of $1.4 million, and a lease liability of $1.4 million.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in US GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

We do not believe that any other recently issued, but not yet effective, accounting standards would have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Loss Per Common Share

We calculate basic loss per share using the weighted average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive financial instruments, such as convertible term notes and related interest. We excluded 1,712,088 and 1,994,979 shares from the weighted average diluted common shares outstanding for September 30, 2023 and 2022, respectively, because their inclusion would have been antidilutive. These shares are what would have been issued if the convertible debt, plus accrued interest had been converted for each of the years ended September 30, 2023 and 2022. In addition, we have excluded 1,200,000 shares from the weighted average diluted common shares outstanding for the years ended September 30, 2023. These shares would have been issued had both the Chief Executive Officer and the Chief Financial Officer elected to terminate their employment with us prior to waiving their respective contractual rights to these shares.

NOTE 4 – INVENTORIES

As of September 30, 2023 and September 30, 2022, the inventory balances were composed of purchased products carried at the lower of cost or net realizable value, finished products and work in process carried at the value of the costs associated with the manufacturing of the goods. As of September 30, 2023, finished products and work in process were $903,409 and $651,813, respectively. As of September 30, 2022, finished products and work in process were $26,833 and $31,857 respectively. There was no inventory obsolescence in the years ended September 30, 2023 or September 30, 2022.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2023 and 2022:

	2023	2022
Property and equipment- in use	$1,722,850	$1,304,039
Less accumulated depreciation	(1,328,136)	(970,287)
Net property and equipment- in use	394,714	333,752
Property and equipment- in process	1,391,039	306,250
Total property and equipment, net	$1,785,753	$640,002

Depreciation expense for the years ended September 30, 2023 and 2022 totaled $357,849 and $318,204, respectively.

NOTE 6 – DUE TO RELATED PARTY – PAYROLL AND RELATED

Due to related party - payroll and related liabilities are comprised of the following as of September 30, 2023 and 2022. Also see Note 11:

	2023	2022
CEO- Payroll and related	$440,254	$1,117,575
CFO- Payroll and related	675,974	748,485
COO- Payroll and related	13,846	813,846
Total Due to related Party - payroll and related	$1,130,074	$2,679,907

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (ii) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of September 30, 2023 and 2022.

Contingent Consideration

At September 30, 2023, the Company determined that it was probable the Company would default on its obligations under the June 9, 2023, and September 14, 2023, note agreements. Upon the occurrence of any default under the note agreements, the Company is obligated to pay the holders an amount equal to the outstanding principal and accrued interest through the date of full repayment multiplied by 150%. As a result, the Company recorded a default penalty totaling $2.92 million as a contingent liability at September 30, 2023.

Subsequent to September 30, 2023, the Company failed to remit periodic payments under the June 9, 2023, and September 14, 2023, note agreements. As a result, each outstanding periodic payment may be converted into shares of the Company’s common stock at 80% of the lowest VWAP on any trading day during the five (5) trading days prior to the respective conversion date until the periodic payments are made or settled.

Leases

As the Company’s leases generally do not provide an implicit discount rate, the Company uses the estimated collateralized incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments for use in the calculation of the operating lease liabilities and right-of-use assets. This rate is determined using a portfolio approach based on the risk-adjusted rate of interest and requires estimates and assumptions including credit rating, credit spread, and adjustments for the impact of collateral. The Company believes that this is the rate it would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar lease term. Operating lease liabilities and corresponding right-of-use assets include options to extend lease terms that are reasonably certain of being exercised. The Company does not record a lease liability and corresponding right-of-use asset for leases with terms of 12 months or less, and accounts for lease and non-lease components as a single lease component. The Company's lease portfolio is comprised of operating leases with the lease cost recorded on a straight-line basis over the lease term.

We are obligated under a triple-net operating lease for our 6,475 square foot manufacturing facility located in Greenville, South Carolina, which is classified as an operating lease. The terms of the lease require a payment of approximately $10,000 per month, which includes an estimate for utilities, taxes, and repairs. This lease expired in August 2023 and was subsequently renewed and has a new expiration date of August 2028.

We believe this facility will be adequate to meet our current needs based on the property and equipment currently owned. However, our business plan will require additional space, and we will be making plans to expand our building footprint at possible new or additional locations to accommodate additional manufacturing equipment. As part of the initial expansion discussed above, we have entered into a lease for 23,485 square feet of additional manufacturing space in Greenville, South Carolina, expiring in   July 2036. The lease amount per month is $9,785 per month through September 2024. In addition, we have a lease for 3,414 square feet of office space in Scottsdale, Arizona for $6,259 per month, which expires in September 2024. There are no options to extend this lease, however, the Company intends on continuing to lease this space and will negotiate terms and conditions at the going market rate. The office is to facilitate the administration and marketing of expanding the manufacturing aspect of our Company as well as to administer increased management anticipated in areas of human resources, finance, accounting, and financial analysis as well as sales and marketing to manage the growth in the production output as a result of the second facility in Greenville, South Carolina. We intend to pay for these improvements using a combination of working capital, new debt financing, and equity offerings.

The weighted average remaining lease term and weighted average discount rate for operating leases were 3.8 years and 8.0%, respectively. The operating lease cost for the twelve months ended at September 30, 2023 was approximately $56,000. The operating lease cost for the twelve months ended at September 30, 2022 was approximately $43,000.

The future minimum lease payment required under our leases as of September 30, 2023 are as follows:

2024	$285,735
2025	296,032
2026	299,323
2027	302,696
2028	295,714
Thereafter	788,787
Total undiscounted cash flows	2,268,287
Less: present value discount (8% per annum)	612,328
Total lease liabilities	$1,655,959

Employment Agreements

We have entered into three separate employment agreements that provide for stock to be issued annually in varying amounts through fiscal 2025. Future commitments through the expiration of these three agreements, if each were to be fully earned, would total 1,772,469 shares of our common stock earned as follows:

Fiscal Year	Total Shares
2024	1,578,215
2025	194,254
1,772,469

The price per share will be based upon the fair market value of the stock on the date of grant. The grants are fully vested, pending the service requirement of continued employment.

We also have salary commitments contained in our various employment agreements. These commitments for the next three fiscal years are as follows:

2024	$984,000
2025	577,000
2026	407,380
$1,968,380

After 2025, one salary continues to increase at 9% per year from its approximately $280,000 base salary.

Additional Compensation

In addition to the above stock commitments, we have agreed to provide certain executive officers with compensation paid in diamonds. These commitments amount to issuing 9.5 carats of diamonds per month through September 2022 and 7 carats of diamonds per month through December 2023. Through the years ended September 30, 2023 and 2022 this obligation has been accrued at a valuation of $1,000 per carat, which is based on management’s estimate of the market value of the diamonds and is included as part of accrued executive payroll and related expenses, see Note 6.

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE TERM NOTES

Notes payable at September 30, 2023 and 2022 consisted of the following:

We have a note with a private lender, dated May 14, 2019, with an original principal balance of $100,000 and an original maturity date of September 5, 2019. The note has been re-negotiated on several   occasions with the most recent extension executed December 1, 2022 with a maturity date of December 31, 2024. Accrued interest was capped at 46,500 shares of the Company’s common stock which were issued to the private lender on November 29, 2023. The principal balance outstanding on the note at September 30, 2023 and 2022, respectively was $72,500. The note is unsecured.

On May 18, 2023, we entered into a note with a private lender with an original principal balance of $200,000 and an original maturity date 30 days after the effective date. The note contains an interest rate of 10% which is payable at maturity along with the outstanding principal balance. As an inducement to enter into the note 10,000 shares of the Company’s common stock was issued upon the acceptance of this note by the private lender. This note and accrued interest was paid in full in July 2023.

On June 2, 2023, we entered into a note with a private lender with an original principal balance of $50,000 and an original maturity date 30 days after the effective date. The note has been re-negotiated and has a current maturity date of December 31, 2025. The note contains an interest rate of 15% which is payable at maturity along with the outstanding principal balance. As an inducement to enter into the note 20,000 shares of the Company’s common stock was issued upon the acceptance of this note by the private lender. The principal balance outstanding as of September 30, 2023 was $50,000.

 On July 31, 2023, we entered into a note with a private lender with an original principal balance of $250,000 and an original maturity date 45 days after the effective date. The note contains a fixed interest rate of 5,000 shares of common stock which is payable at maturity along with the outstanding principal balance. As an inducement to enter into the note 25,000 shares of the Company’s common stock was issued upon the acceptance of this note by the private lender. On March 22, 2024, an extension was granted effective as of September 30, 2023, with an extension until December 31, 2024 in return for an interest rate of 5,000 shares of common stock per week. The principal balance outstanding on the note at September 30, 2023 was $250,000, and as of September 30, 2023, all interest shares have been issued. Convertible term notes with a discount as of September 30, 2023 and 2022 consisted of the following:

On September 14, 2023, the Company entered into an 8% note agreement with a face value of $271,739 and proceeds totaling $250,000. The convertible note requires periodic principal and interest payments until maturity on September 14, 2024, and is convertible at $2.00 per share of common stock. In connection with the note agreements, the Company issued a total of 16,620 warrants exercisable at $2.50 per share which expire five years from issuance and 2,500,000 warrants exercisable at $0.01 per share which expire five years from issuance. The warrants, 16,620 of which were immediately vested and 2,500,000 vested upon a missed filing deadline in October 2023, were valued at $2,017,428 and resulted in an additional discount on the note totaling $222,436 pursuant to ASC 470-20-30. Under the terms of the note, the Company is obligated to make periodic payments from March 2024 to September 2024. For any periodic payments not made under the payment schedule, the payment amount may be converted into shares of the Company’s common stock at 80% of the lowest VWAP on any trading day during the five (5) trading days prior to the respective conversion date. Further, the note and warrants contain provisions whereby the conversion rate and exercise price, respectively, are to be adjusted to any more favorable subsequent issuance.

On June 9, 2023, the Company entered into a 16% note agreement with a face value of $1,635,000 and proceeds totaling $1,504,200. The convertible note requires periodic principal and interest payments until maturity on June 9, 2024, and is convertible at $2.00 per share of common stock. In connection with the note agreements, the Company issued a total of 100,000 warrants exercisable at $2.50 per share which expire five years from issuance. The warrants, which were immediately vested, were valued at $80,491 and resulted in an additional discount on the note totaling $76,403 pursuant to ASC 470-20-30. Under the terms of the note, the Company is obligated to make periodic payments from December 2023 to June 2024. For any periodic payments not made under the payment schedule, the payment amount may be converted into shares of the Company’s common stock at 80% of the lowest VWAP on any trading day during the five (5) trading days prior to the respective conversion date. Further, the note and warrants contain provisions whereby the conversion rate and exercise price, respectively, are to be adjusted to any more favorable subsequent issuance.

The 2,500,000 warrants issued with the September 14, 2023, note agreement contained a vesting provision whereby the warrants would be returned if the Company issued its Form 10-Q for the period ended June 30, 2023, prior to October 20, 2023 (the “Trigger Date”). Upon issuance of the September 14, 2023, note agreement, the Company determined that it would not meet the Trigger Date deadline for the filing of the June 30, 2023, Form 10-Q and on the Trigger Date the warrants vested and were deemed to be outstanding. As a result, the exercise rate of the June 9, 2023, and September 14, 2023, warrants were amended from $2.50 per share to $0.01 per share and the conversion price of the June 9, 2023, and September 14, 2023, note agreements were amended from $2.00 per share to $0.01 per share.

Subsequent to September 30, 2023, the Company failed to remit periodic payments under the June 9, 2023, and September 14, 2023, note agreements. As a result, each outstanding periodic payment may be converted into shares of the Company’s common stock at 80% of the lowest VWAP on any trading day during the five (5) trading days prior to the respective conversion date until the periodic payments are made or settled.

From December 15, 2022, through June 30, 2023, the Company converted five notes of $50,000, $150,000, $100,000, $100,000 and $50,000 out of the seven separate investor notes totaling an aggregate of $850,000 which had origination dates ranging from May to September 2019, with an interest rate of 7%. Both principal and interest were convertible at a 20% discount to the IPO price, the discounted price is $3.60. The five notes were converted into 175,712 shares of common stock shares of common stock for accrued interest. At September 30, 2023, two convertible term notes with principal balances of $150,000 and $100,000, respectively, remain outstanding. One lender for $150,000 has had interest paid in prior periods in common shares of stock, and as of September 30, 2023, the principal and accrued interest is $170,970. The second lender for $100,000 has had interest paid in prior periods in common shares of stock, and as of September 30, 2023, the principal and accrued interest is $114,115.

During December 2022, we had convertible notes with a discount with four separate investors totaling an aggregate of $1.75 million. The notes contain a provision that the debt will be paid through a conversion to common stock at a discount of 20%. As a result, we have imputed a discount of $350,000 as of the inception of the notes. The notes originated from July to September 2019, with an anticipated due date of December 31, 2022. The conversion trading price of stock was $4.50 per share, giving an effective conversion price of $3.60 per share after the discount. During December 2022, all four separate investors converted the aggregate balance outstanding during the time of $1.75 million into 392,131 shares of our common stock.

On August 23, 2022, we entered into the 2022 Convertible Note with the 2022 Noteholder for an aggregate original principal amount of $4,100,000. The 2022 Convertible Note bears interest at a rate of 8% per year with a maturity date of August 23, 2023. The outstanding principal and accrued interest on the 2022 Convertible Note is convertible, at the discretion of the holder, into shares of our common stock at a price that reflects a 20% discount from the price paid by investors in any transaction by us that occurs after the date of the 2022 Convertible Note with the principal purpose of raising equity capital in a private or public sale of our common stock in any amount, provided that in the event we have not completed an initial public offering within 90 days of the 2022 Convertible Note, then the conversion price will be amended to a price that reflects a 30% discount from the price paid by investors in any transaction by us. The number of shares issuable upon conversion of the 2022 Convertible Note and the conversion price are also subject to adjustment in certain circumstances in connection with future issuances of common stock, stock options, and/or convertible securities and certain corporate transactions. In connection with the 2022 Convertible Note, we issued to the 2022 Noteholder a five-year warrant (referred to herein as the “2022 Noteholder Warrant”) to purchase shares of our common stock in an amount equal to 33.33% of the number of shares received by the 2022 Noteholder from the conversion of the 2022 Convertible Note, which number of shares will increase to an amount equal to 50% of the number of shares received by the 2022 Noteholder from the conversion of the 2022 Convertible Note if within 90 days after the date of the 2022 Convertible Note either (i) we have not completed an initial public offering, or (ii) the shares of common stock underlying the 2022 Noteholder Warrant are not registered for resale pursuant to an effective registration statement declared effective by the SEC. The 2022 Noteholder Warrant is exercisable upon conversion of the 2022 Convertible Note or an event of default under the 2022 Convertible Note, and the exercise price of the 2022 Noteholder Warrant is equal to 1.25 times the conversion price for the 2022 Convertible Note. For purposes of the 2022 Convertible Note and the 2022 Noteholder Warrant, an initial public offering means an underwritten public offering pursuant to an effective registration statement under the Securities Act, other than pursuant to a registration statement on Form S-4 or Form S-8, with aggregate gross proceeds equal to or greater than $15 million and which results in our common stock being listed on any tier of the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American. Subsequently, on December 6, 2022, the 2022 Noteholder agreed to convert all of the 2022 Convertible Note into 1,332,825 shares of our common stock concurrently with and conditioned upon the pricing of our initial public offering. As a result of such conversion of the 2022 Convertible Note, the 2022 Noteholder Warrant will be exercisable for 666,413 shares of our common stock at an exercise price of $3.94 per share. As of September 30, 2023, the note was fully converted with a zero remaining balance.

On July 12, 2022, we entered into a Subordinated Note Purchase Agreement with a private lender. The original principal amount was $750,000 and bears an interest rate of 20% per year annum. The note was originally due on the earlier to occur of: (i) thirty (30) days from the Original Issue Date of this Note; or (ii) the date of the Company’s initial public offering (“IPO”) of its common stock, however, was modified to the earlier of (i) December 31, 2022; or (ii) the date of the Company’s initial public offering (“IPO”) of its common stock. As of September 30, 2023 the outstanding interest and principal amount is zero, having been paid off on December 19, 2022.

On March 1, 2022, we entered into a convertible promissory note with a private lender in the original principal amount of $250,000. The note bears interest at a rate of 8% per year and has a maturity date of July 31, 2022. The note was subsequently amended to extend the maturity date to October 31, 2022. The note is convertible into shares of our common stock at the option of the holder at a conversion price equal to $4.00 per share. As of September 30, 2022, an aggregate of $255,000 of principal and interest was outstanding under this note. The principal and interest were converted to shares of Company common shares in December 2022, and as of September 30, 2023 the balance of this note was zero.

The Company has entered into various revolving promissory notes with related entities. All these entities are controlled by our Chief Executive Officer. These notes are non-interest bearing, unsecured, and are payable on September 30, 2023, or earlier at the option of the Company. As of September 30, 2023 and 2022, the outstanding balances were $0 and $558,658, respectively.

NOTE 9 – SEVERANCE OBLIGATION

As of September 30, 2023, we had no severance obligations. As of September 30, 2022, we had a severance obligation of $43,000.

NOTE 10 – CAPITAL STOCK

Our authorized capital consists of 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

At September 30, 2023 and 2022, we had no shares of preferred stock issued or outstanding.

As of September 30, 2023, there were 27,215,966 shares of common stock issued and outstanding. During the fiscal year ended September 30, 2023 we issued 11,196,543 shares of common stock as follows:

●	3,963,700 shares were issued for $142,263 for consulting and other professional services;

●	2,061,103 shares were issued for $6,870,490 for conversion of note and accrued interest;

●	2,450,000 shares were issued for IPO for $9,132,750 net proceeds;

●	400,000 shares were issued for ownership in strategic entity;

●	1,933,500 shares valued at $5,994,067 were granted to employees as compensation;

●	85,000 shares valued at $252,065 were granted to our board of directors as fees; and

●	303,240 shares were issued for $304,445 for incentive to lenders and for loan modifications with lenders and inducements.

As of September 30, 2022, there were 16,369,423 shares of common stock issued and outstanding. During the fiscal year ended September 30, 2022 we issued 1,717,673 shares of common stock and received 4,000,000 shares of common stock as follows:

●	25,000 shares were sold to investors for $100,000;

●	450,000 shares were issued for $1,800,000 for consulting and other professional services;

●	25,708 shares were issued for $102,832 for interest;

●	850,000 shares valued at $3,400,000 were granted to employees as compensation;

●	4,000,000 shares were returned by our CEO and retired as treasury stock for $16,000,000; and

●	366,965 shares were issued for $1,467,860 for incentive to lenders and for loan modifications with lenders.

NOTE 11 – RELATED PARTY TRANSACTIONS

Net amounts due to related parties at September 30, 2023 and 2022 were $0 and $558,658 respectively, primarily for non-interest bearing, due on demand advances to our company from our President and Chief Executive Officer or entities controlled by him. Effective September 2021, these obligations were memorialized in written notes. See Note 8 - Notes Payable.

In addition, we have various employment contracts and additional compensation agreements with members of the executive team, which are discussed in Note 7 – Commitments.

We also have payroll and related liabilities outstanding as of September 30, 2023, and 2022 that are primarily owed to our principal officers and are discussed in Note 6 – Payroll and Related Liabilities, and severance obligation discussed in Note 8.

We had jewelry sales to one of our directors in the amount of approximately $8500 during the year ending September 30, 2023.

NOTE 12 – INCOME TAXES

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for deferred tax assets that, based on available evidence, we are more likely than not to be realized. We currently have substantial net operating loss carryforwards. We have recorded a valuation allowance equal to the net deferred tax assets due to the uncertainty of the ultimate realization of the deferred tax assets. Realization of our net operating loss carryforward was not reasonably assured as of September 30, 2023 and 2022 and we have recorded a valuation allowance of $11.0 million and $6.3 million, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying financial statements.

The components of net deferred taxes are as follows:

	As of September 30,
	2023	2022
Other deferred	$(299,452)	$(61,803)
Net operating loss	11,294,395	6,322,519
Total deferred tax assets, net	10,994,943	6,260,716
Valuation allowance	(10,994,943)	(6,260,716)
Net deferred taxes	$—	$—

No income tax expense was recorded in 2023 or 2022.

The reconciliation between the income tax expense calculated by applying statutory federal rates to net loss as follows:

	Years Ended September 30,
	2023	2022
U.S. federal corporate statutory rate	21.0%	21.0%
Valuation allowance	-21%	-21.0%
Effective tax rate	0.0%	0.0%

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. The Company has evaluated tax positions taken by the Company and has concluded that as of September 30, 2023 and 2022, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

We file federal income tax returns. The statute of limitations will begin to expire with the use of our net operating losses in a future year. We do not file state income tax returns due to losses. No state deferred amounts are accounted for.

As of September 30, 2023 and 2022, we had federal income tax net operating loss carryforwards of approximately $53 million and $29.3 million, respectively. These net operating losses may be carried forward indefinitely. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss, therefore utilization of a portion of our net operating loss may be limited in future years. No state NOLs have been claimed due to valuation allowance and Section 382 uncertainty.

As of September 30, 2023 and 2022, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2023. It is our policy to classify interest and penalties on income taxes as interest expense or penalties expense, should any be incurred.

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

As of September 30, 2023 and 2022, we had no Internal Revenue Service or state tax examinations. Our tax returns for the years 2018 forward are open to examination by the tax authorities.

NOTE 13 – ADJUSTMENT TO OPENING BALANCE – STATEMENT OF STOCKHOLDERS EQUITY

At September 30, 2022, accrued interest was determined to be overstated by $255,403, resulting in the overstatement of interest expense and net loss for the year ended September 30, 2022 by the amount of the overstatement. The Statement of Stockholders Equity (Deficit) includes an adjustment to the opening balance of $255,403 for October 1, 2022.

Management determined the prior period financial statements were not materially misstated; therefore, the Company is not required to notify users that they can no longer rely on the prior period financial statements.

Opening Balance, accumulated deficit as of October 1, 2022	$41,315,731
Adjustment	255,403
Adjusted opening balance as of October 1, 2022	$41,060,328

NOTE 14 – SUBSEQUENT EVENTS

We have analyzed our operations subsequent to the balance sheet and determined that the following would require recognition or disclosure in the financial statements for the year ended September 30, 2023. They are as follows:

On July 01, 2024, we entered into a promissory note with a private lender with the original balance of $50,000 with a maturity date of June 30, 2025. The Note has an interest rate of 10% with the principal balance and interest due maturity date. The Note has a stock origination fee of 75,000 shares of common stock.

On June 27, 2024, we entered into a promissory note with a private lender with the original balance of $50,000 with a maturity date of June 27, 2025. The Note has an interest rate of 10% with the principal balance and interest due maturity date. The Note has a stock origination fee of 100,000 shares of common stock.

On May 17, 2024, we entered into a promissory note with a private lender with the original balance of $100,000 with a maturity date of September 17, 2024. The Note has an interest rate of 12% with the principal balance and interest due maturity date. The Note has a stock origination fee of 100,000 shares of common stock.

As of March 31, 2024, there were 35,052,478 shares of common stock issued and outstanding. During the three months ended March 31, 2024, we issued 6,483,333 shares of common stock as follows:

2,450,000 shares valued at $1,400,250 were granted to employees as compensation;

20,000 shares valued at $11,900 were granted to our board of directors as compensation;

163,333 shares were issued for $87,200 for incentive to lenders:

2,010,000 shares valued at $821,260 were issued for consulting services;

210,000 shares valued at $83,110 were issued for the conversion of notes and accrued interest;

1,330,000 shares valued at $851,200 were issued for the conversion of Warrants; and

300,000 shares valued at $163,700 were issued for ownership in a strategic entity.

On February 15, 2024, we entered into a securities purchase agreement with a lender with an original principal balance of $272,500 and an original maturity date 6 months after the effective date. The note contains an interest rate of 8% with final payment and accrued interest due on at maturity along with the outstanding principal balance due on August 15, 2024. The securities purchase agreement contained an original issue discount of $21,800 which is being amortized as interest expense over the turn of the agreement. As an inducement to enter into the note 33,333 shares of the Company’s common stock was issued upon the effective date of this note to the lender. The note also included a 5 year warrant to purchase 16,667 shares of the Company’s common stock at a price of $2.50 per share. The Company determined that the fair value of these warrants at the time the agreement was executed to be $76,403 which is being amortized as interest expense over the term of the agreement. The note does not provide for prepayment or repayment of the principal balance and is required to be repaid according to an agreed upon amortization schedule. The note is convertible in full or part at a rate of $2.00 per share. The note is also convertible in part or in total into common shares of the Company at $2.00 per share. The agreement contains an escrow agreement for 458,751 shares of the Company’s common stock to be reserved by the Company’s transfer agent as collateral for the security of the note. The Company has also pledged the majority of its assets as additional security and as part of a security agreement entered into in conjunction with this securities purchase agreement. The principal balance outstanding on the note at March 31, 2024 was $272,500 and $2,688 in interest.

The Company retained outside counsel and filed a motion to dismiss and joined in Scio’s motion to dismiss on February 17, 2023. Specifically, the Company believes it was mis-joined to the lawsuit and that no claims are adequately pled against it. The Company further contended the court lacked subject matter jurisdiction. The case was re-assigned to Hon. Cristina D. Silva. Judge Silva’s on July 5, 2023. On June 14, 2024, the court ordered additional briefing based on the Company’s motion to dismiss for lack of subject matter jurisdiction. The briefing was to commence on June 28, 2024, however, as a result of the court’s inclination to grant the Company’s motion to dismiss, the Plaintiff stipulated to dismiss the claims against the Company, Mr. Grdina, and Scio’s management and filed a voluntary dismissal of all of the claims as of June 28, 2024.

There were unregistered sales of the Company’s equity securities during the quarter ended December 31, 2023 that were not previously reported in a Current Report on Form 8-K as follows:

178,215 shares valued at $106,038 were granted to employees as compensation;

180,000 shares were issued for $91,200 for incentive to lenders:

566,964 shares valued at $461,331 were issued for consulting services;

30,000 shares valued at $16,950 were issued for the conversion of notes and accrued interest;

18,000 shares valued at $25,020 were issued from the sale of stock

80,000 valued at $43,700 shares were issued to our board of directors for compensation; and

300,000 shares valued at $180,000 were issued for ownership in a strategic entity.

The previously mentioned securities were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and/or Regulation D thereunder.

On December 15, 2023, we entered into a promissory note with a private lender with the original balance of $750,000 plus a loan origination fee of $50,000 with a maturity date of June 15, 2024. The Note has a fixed interest payment at $9,500 per month with the principal balance due maturity date. The Note has a stock origination fee of 150,000 shares of common stock.

On October 18, 2023, we entered into a promissory note with a private lender for with the original principal balance of $150,000 with a maturity date of January 18, 2024. The Note bears a fixed interest rate of 30,000 shares of common stock with a default interest rate of 50,000 shares of common stock per month after January 18, 2024. The principal outstanding balance as of December 31, 2023 was $165,443.48.