Form 10-Q
period 2023-12-31
Adamas One Corp.
filed 2024-08-22
CIK 1884072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2023, the issuer had 28,569,145 shares of Common Stock outstanding.

ADAMAS ONE CORP.

ADAMAS ONE CORP.
CONDENSED BALANCE SHEETS

	At December 31,	At September 30,
	2023	2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$340,424	$26,088
Accounts receivable, net of allowance	8,178	80,347
Inventory, net	1,456,093	1,555,222
Total current assets	1,804,695	1,661,657

Property and Equipment, net	1,773,982	1,785,753

Non-Current Assets:
Goodwill	5,413,000	5,413,000
Intangible assets, net	408,000	426,000
Right of use assets - operating leases	1,617,725	1,677,628
Investment	1,917,673	1,917,673
Other non-current assets	12,800	12,800
Total non-current assets	11,143,180	11,232,854
TOTAL ASSETS	$12,947,875	$12,894,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accrued liabilities	$984,795	$1,015,050
Accrued interest	231,420	95,197
Due to related party - payroll and related	1,456,156	1,130,074
Assumed liabilities - asset purchase	457,912	457,912
Notes payable and convertible term notes, net	3,197,509	2,195,708
Accrued warrant issuance	851,200	-
Warrant liability	-	298,839
Derivative liability	109,586	-
Current portion of operating lease liability	183,802	157,286
Contingent consideration for debt compliance related to notes payable	2,922,280	2,922,280
Total current liabilities	10,394,661	8,272,346

Non-Current Liabilities:
Operating lease liability, net of current portion	1,412,253	1,498,674
Total non-current liabilities	1,412,253	1,498,674

TOTAL LIABILITIES	11,806,914	9,771,020

Stockholders’ Equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2023 and September 30, 2023	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized with 28,569,145 shares issued and outstanding at December 31, 2023 and 27,215,966 shares issued and outstanding at September 30, 2023	28,917	27,564
Treasury Stock 350,000 shares, at cost	(1,200,000)	(1,200,000)
Shares to be issued- strategic entity	1,347,312	1,527,312
Additional paid-in capital	67,597,287	66,372,882
Accumulated deficit	(66,632,555)	(63,604,267)
Total stockholders’ equity	1,140,961	3,123,491
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,947,875	$12,894,511

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2023 and 2022
(Unaudited)

	2023	2022
Net Sales
Diamond sales	$219,804	$726,125

Cost of revenues	286,769	134,846
Gross Profit	(66,965)	591,279

Operating Expenses
Selling, general and administrative	1,236,285	2,561,479
Employee salaries and related expenses	527,256	4,664,815
Depreciation and amortization expense	29,771	98,852
Total operating expenses	1,793,312	7,325,146

Loss from Operations	(1,860,278)	(6,733,867)

Other Expenses:
Interest expense	207,224	2,244,046
Warrant issuance expense	851,200	-
Financing costs	106,062	-
Change in fair value of derivative liability	3,524	-
Total Other Expenses	1,168,010	2,244,046

Loss before income taxes	(3,028,288)	(8,977,913)

Provision for income taxes	-	-
Net Loss	$(3,028,288)	$(8,977,913)

Loss Per Share
Basic and fully diluted
Weighted average number of shares outstanding	27,986,838	17,420,365
Loss per share-basic and diluted	$(0.11)	$(0.52)

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended December 31, 2023 and 2022
(Unaudited)

	Common Stock		Additional
	Shares		Paid-In	Shares	Treasury	Accumulated
	Outstanding	Par Value	Capital	To Be Issued	Stock	(Deficit)	Total
Balance at September 30, 2022	16,369,423	$16,369	$36,511,950	$-	$-	$(41,315,731)	$(4,787,412)
Adjustment to opening balance	-	-	-	-	-	255,403	255,403
Balance at October 01, 2022	16,369,423	$16,369	$36,511,950	$-	-	$(41,060,328)	$(4,532,009)
Common stock issued for conversion of notes and accrued interest	1,813,845	1,814	$6,266,585	-	-	-	6,268,399
Common stock issued to employees	920,000	920	3,679,080	-	-	-	3,680,000
Common stock issued for IPO	2,450,000	2,450	9,130,300	-	-	-	9,132,750
Warrants issued	-	-	2,038,000	-	-	-	2,038,000
Repurchase of stock	(350,000)	-	-	-	(1,200,000)	-	(1,200,000)
Net loss	-	-	-	-	-	(8,977,913)	(8,977,913)
Balance at December 31, 2022	21,203,268	$37,922	$57,625,915	$-	$(1,200,000)	$(50,038,241)	$6,425,596
Balance at September 30, 2023	27,215,966	$27,564	$66,372,882	$1,527,312	$(1,200,000)	$(63,604,267)	$3,123,491
Prior period reclassification on warrant liability	-	-	298,839	-	-	-	298,839
Balance at October 01, 2023	27,215,966	27,564	$66,671,721	$1,527,312	$(1,200,000)	$(63,604,267)	$3,422,330

Common stock issued to employees	178,215	178	105,860	-	-	-	106,038
Common stock issued for consulting services	566,964	567	463,464	-	-	-	464,031
Common stock issued to board members	80,000	80	43,620	-	-	-	43,700
Common stock issued for inducement to lenders	180,000	180	91,020	-	-	-	91,200
Common stock issued - strategic entity	300,000	300	179,700	(180,000)	-	-	-
Common stock issued for conversion of notes and accrued interest	30,000	30	16,920	-	-	-	16,950
Common stock issued from sale of treasury stock	18,000	18	24,982	-	-	-	25,000
Net loss	-	-	-	-	-	(3,028,288)	(3,028,288)
Balance at December 31, 2023	28,569,145	$28,917	$67,597,287	$1,347,312	$(1,200,000)	$(66,632,555)	$1,140,961

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2023 and 2022
(Unaudited)

	2023	2022
OPERATING ACTIVITIES
Net loss	$(3,028,288)	$(8,977,913)
Adjustments to reconcile net loss to net cash provided by operations:
Stock issued to employees	106,038	3,680,000
Stock issued to board members	43,700	-
Stock issued to consultants	464,031	-
Stock issued for loan inducement	91,200	-
Stock issued for interest	-	113,398
Warrants issued for conversion	-	2,038,000
Inventory reserve	113,243	-
Depreciation and amortization	29,771	98,852
Allowance for doubtful accounts	(8,111)	72,600
Derivative liability	106,062	-
Change in fair value of derivative liability	3,524	-
Warrant expense	851,200	-
Changes in assets and liabilities
Accounts receivable	80,280	(354,375)
Inventory	(14,115)	(243,245)
Accrued liabilities	(30,255)	1,398,638
Accrued interest	153,173	(353,757)
Accrued payroll and related	326,082	819,729
Right of use assets- operating leases, net	-	1,946
Total Adjustments to reconcile net loss to net cash used in operations:	2,315,823	7,271,786
Net cash used in operating activities	(712,465)	(1,706,127)

INVESTING ACTIVITIES
Property & equipment	-	(1,300,000)
Net cash used in investing activities	-	(1,300,000)

FINANCING ACTIVITIES
Notes payable proceeds	1,001,801	-
Payments on notes payable	-	(1,000,000)
Due to related party	-	(558,658)
Purchase of treasury stock	-	(1,200,000)
Cash from stock sale, net of costs	25,000	9,132,750
Net cash provided by financing activities	1,026,801	6,374,092

Net cash increase for the period	$314,336	$3,367,965
Cash, beginning of period	26,088	88,235
Cash, end of the period	$340,424	$3,456,200

Non-cash investing and financing activities are as follows:
Stock for investment	$180,000	$-
Warrants issued for conversion	$-	$2,038,000
Stock for conversion of debt to equity and accrued interest	$16,950	$6,268,398

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended December 31, 2023 and 2022

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

We were incorporated on September 6, 2018, in the state of Nevada for the purpose of acquiring existing technology that would efficiently and effectively produce lab-grown, environmentally friendly, ethically sourced diamonds. On January 31, 2019, we entered into an Amended Asset Purchase Agreement with Scio Diamond Technology Corporation, or Scio, which was subsequently amended February 3, 2020, pursuant to which we acquired substantially all of the assets of Scio, which assets consisted primarily of proprietary diamond growing chemical reactors, which we refer to as diamond growing machines, patents, and all intellectual property related thereto, for an aggregate of 1,500,000 shares of our common stock and payment to certain lenders of Scio of an aggregate of $2.1 million in cash. In addition, we agreed to pay one-half of certain other unsecured operational liabilities of Scio. The transaction was approved by a majority of the Scio stockholders voting in person or by proxy at a special meeting of stockholders held commencing on July 12, 2019, and reconvening on August 6, 2019. The transaction closed on October 17, 2019. We recorded the fair value of the assets purchased and liabilities assumed at $8.7 million.

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

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss of $3.0 million and used approximately $0.7 million of cash in operations for the three months ended December 31, 2023. Further information related to a going concern may be obtained in the Going Concern Uncertainty paragraph in the Report of Independent Registered Public Accounting Firm, also contained in the above referenced condensed financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for the following year.

We will need additional financing to implement our full business plan and to service our ongoing operations. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and possibly divest all or a portion of our business. We may seek additional capital through a combination of equity offerings and debt financings. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our existing stockholders and/or require such stockholders to waive certain rights and preferences. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should we be unable to continue as a going concern.

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

As of December 31, 2023, we had established an allowance of $1.2 million for potentially uncollectible accounts receivable. In the prior period, as of September 30, 2023, we had established an allowance of approximately $1.5 million for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected.

Fair Value Measurement

ASC Topic 820, “Fair Value Measurement”, requires that certain financial instruments be recognized at their fair values at our balance sheet dates. However, other financial instruments, such as debt obligations, are not required to be recognized at their fair values, but GAAP provides an option to elect fair value accounting for these instruments. GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts in our balance sheets. For financial instruments recognized at fair value, GAAP requires the disclosure of their fair values by type of instrument, along with other information, including changes in the fair values of certain financial instruments recognized in income or other comprehensive income. For financial instruments not recognized at fair value, the disclosure of their fair values is provided below under “Financial Instruments.”

Nonfinancial assets, such as property, plant and equipment, and nonfinancial liabilities are recognized at their carrying amounts in the Company’s balance sheets. GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values. However, GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of certain events, such as the impairment of property, plant and equipment. In addition, if such an event occurs, GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in income in the period the remeasurement occurred.

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2023, or September 30, 2023. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities for the period ended December 31, 2023:

Balance - September 30, 2023	$—
Additions	106,062
Settlements	—
Change in fair value	3,524
Balance - December 31, 2023	$109,586

During 2023, the Company issued note payable agreements which contain conversion provisions meeting the definition of a derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, equity linked instruments subsequently issued resulted in derivative liabilities.

At December 31, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.61; risk-free interest rate of 5.50%; expected volatility of the Company’s common stock of 98% based on the historical volatility of the Company’s common stock; exercise price of $0.4659; and terms three months.

Property and Equipment

We recorded property and equipment purchased at cost. We compute depreciation, after equipment is placed in service, using the straight-line method at rates intended to depreciate the cost of assets over their estimated useful lives, which are generally four to ten years. Upon retirement or sale of property and equipment, we will remove the cost of the disposed assets and related accumulated depreciation from the accounts and any resulting gain or loss is credited or charged to income and other expenses. We charge expenditures for normal repairs and maintenance to expense as incurred. We capitalize additions and expenditures for improving or rebuilding existing assets that extend the useful life. Leasehold improvements made either at the inception of the lease or during the lease term will be amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.

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

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in the Scio business combination. Goodwill is not amortized, instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value. The goodwill that arose from the Scio asset purchase agreement was independently valued at $5,413,000 as of August 7, 2019. We completed our last annual goodwill impairment test in our fourth quarter for the fiscal year ended September 30, 2023, and as a result of the annual test management determined that no change was needed to the carrying value of goodwill at September 30, 2023 or as of December 31, 2023.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the three months ended December 31, 2023 and 2022.

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

Disaggregated Revenue Information

We have no disaggregated revenue to report for the three months ended December 31, 2023 or 2022. We continue to have one wholesale customer.

Advertising Costs

We plan to expense advertising costs as they are incurred. We have incurred no advertising costs to date.

Inventories

Inventories are stated at the lower of cost or net realizable value, and consist of various diamond pieces, jewelry pieces, and work in process. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory for obsolete and slow-moving items. We also purchase lab-grown diamonds from a vendor who cuts and polishes the majority of our manufactured diamonds as the vendor has access to other lab-grown diamonds that may supplement the inventory needed by the Company or which may be unique in nature which may appeal to our customers or be used in design of our proprietary jewelry line which is under development. We carry the value of these purchased diamonds at the lower of cost or net realizable value. Included in inventory is work in process which states the average cost method of these items at their state of completion at the balance sheet date. At September 30, 2023 and September 30, 2022 our inventory consisted of finished precious stones in various carat sizes, shapes, and colors that we produced or purchased and work in process.

Stock-Based Compensation

We account for stock-based compensation at fair value in accordance with Accounting Standards Codification 718 – Compensation – Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors. On October 01, 2022, we adopted ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” Accordingly, stock based compensation is valued using market value of our Common Stock. Stock-based compensation is recognized on a straight line basis over the vesting periods and forfeitures are recognized in the periods they occur. We account for common stock purchase option awards by estimating the fair value of each option award on the grant date using the Black-Scholes option pricing model that uses assumption and estimates that we believe are reasonable.

We account for stock-based compensation at estimated fair value on the date of grant. There were 178,215 shares of common stock granted to one employee for one year’s services and fully expensed during the three months ended December 31, 2023. These were valued at an aggregate of $106,038.

There were 920,000 shares of common stock granted to three employees for one year’s services of each employee and fully expensed during the three months ended December 31, 2022. These were valued at an aggregate of $3,680,000.

The price per share was based upon the market closing price on the day of the grant. The grants are fully vested and are recognized upon the date of grant.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. As of December 31, 2023, our bank account balance exceeded the federally insured limit. We mitigate this exposure by using a high credit financial institution. We have one wholesale customer, representing substantially all of our accounts receivable.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our condensed financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. There were no known loss contingencies identified as of September 30, 2023.

Loss Per Common Share

We calculate basic loss per share using the weighted average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive financial instruments, such as convertible term notes and related interest. We excluded 1,064,913 and 903,351 shares from the weighted average diluted common shares outstanding for December 31, 2023 and 2022, respectively, because their inclusion would have been antidilutive. These shares are what would have been issued if the convertible debt, plus accrued interest had converted for each of the three months ended December 31, 2023 and 2022.

Recently Issued Accounting Pronouncement

Adopted

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures. The new guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. The guidance will be effective for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. We are currently evaluating the impact that the new guidance will have on our condensed financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326),” which replaces the current incurred loss impairment methodology for most financial assets with the current expected credit loss, or CECL, methodology. This guidance would have to be adopted by October 1, 2023. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The guidance should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact that the new guidance will have on our condensed financial statements, but since we have yet to recognize revenue, adoption is not anticipated to have a material effect.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. We adopted ASU 2016-02 in the three months ended December 31, 2023. We completed the process of aggregating and evaluating lease arrangements and implementing new processes during the three months ended December 31, 2023. As a result of evaluating the impact of adoption of the ASU on our condensed financial statements we recognized a right-of-use asset and lease liability on our balance sheet for our real estate operating leases as of December 31, 2023, we recognized a right of use asset of $1.6 million, and a lease liability of $1.6 million.

NOTE 4 – INVENTORIES

As of December 31, 2023 and September 30, 2023, the inventory balances were composed of purchased products carried at the lower of cost or net realizable value, finished products and work in process carried at the value of the costs associated with the manufacturing of the goods. As of December 31, 2023, finished products and work in process were $764,986 and $691,106. As of December 31, 2023, finished products and work in process were $903,409 and $651,813, respectively. There was no inventory obsolescence in the periods ended December 31, 2023 and September 30, 2022, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are listed net of the related accumulated depreciation as of December 31, 2023 and September 30, 2023. As of December 31, 2023, the Company has a deposit on equipment on order in the amount of $1.3 million, which represents approximately 50% of the total purchase price. As the equipment is not yet in service, it is not being depreciated.

Depreciation expense for the three months ended December 31, 2023 and 2022 totaled $11,771 and $80,852, respectively.

NOTE 6 – COMMITMENTS & CONTINGENCIES

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (ii) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2023 and September 30, 2023.

Contingent Consideration

The Company’s contingent consideration liabilities related to certain lenders compliance guidelines are included as a current liability on the Balance Sheet at December 31, 2023 and included herein.

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

We are obligated under a triple-net operating lease for our 6,475 square foot manufacturing facility located in Greenville, South Carolina, which is classified as an operating lease. The terms of the lease require a payment of approximately $10,000 per month, which includes an estimate for utilities, taxes, and repairs. This lease expires in August 2028.

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

The weighted average remaining lease term and weighted average discount rate for operating leases were 4.9 years and 80%, respectively. The operating lease cost for the three months ended December 31, 2023 was approximately $91,000.

The future minimum lease payment required under our leases as of December 31, 2023 are as follows:

2024	$285,732
2025	296,032
2026	299,323
2027	302,696
2028	295,988
Thereafter	789,939
Total undiscounted cash flows	2,268,288
Less: present value discount (8% per annum)	672,233
Total lease liabilities	$1,596,055

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

Additional Compensation

In addition to the above stock commitments, we have agreed to provide certain executive officers with compensation paid in diamonds. These commitments amount to issuing 9.5 carats of diamonds per month through September 2024 and 2.5 carats of diamonds per month through October 2025. For the three months ended December 31, 2023 and 2022 this obligation has been accrued at a valuation of $1,000 per carat, which is based on management’s estimate of the market value of the diamonds.

Litigation

During December 2022, we became a party to a class action filing previously between Scio and a class action investor. We have retained outside counsel specifically for this matter and are working with other defendants named in this matter to increase our chance of prevailing. On February 17, 2022 the Company filed a motion to dismiss the class action in concert with Scio which filed a separate motion to dismiss this class action. Our approach will continue to seek a dismissal on all items related to this legal action. We believe the case is without merit and will defend our position vigorously. Based on the Company’s assessment of a favorable decision by the court no liability has been recorded on our balance sheet at December 31, 2023.

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

NOTE 7 – NOTES PAYABLE AND CONVERTIBLE TERM NOTES

On December 15, 2023, we entered into a promissory note with a private lender with the original balance of $750,000 plus a loan origination fee of $50,000 with a maturity date of June 15, 2024. The Note has a fixed interest payment at $9,500 per month with the principal balance due maturity date. The Note has a stock origination fee of 150,000 shares of common stock. The principal balance outstanding on the note at December 31, 2023 was $750,000.

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

On September 14, 2023, we entered into a securities purchase agreement with a lender with an original principal balance of approximately $272,000 and an original maturity date 12 months after the effective date. The note contains an interest rate of 8% which is payable according to a schedule of seven monthly amortization payments beginning on March 14, 2024 with final payment and accrued interest due on at maturity along with the outstanding principal balance due on September 14, 2024. The securities purchase agreement contained an original issue discount of approximately $21,800 which is being amortized as interest expense over the turn of the agreement. As an inducement to enter into the note 33,240 shares of the Company’s common stock was issued upon the effective date of this note to the lender. The note also included a 5 year warrant to purchase 16,620 shares of the Company’s common stock at a price of $2.50 per share (“First Warrant”). The Company determined that the fair value of these warrants at the time the agreement was executed to be $9,018 which is being amortized as interest expense over the term of the agreement. A second 5 year warrant to purchase 2,500,000 shares of the Company’s common stock at a price of $.01 per share (“Second Warrant”) was issued to the lender and was viable in the event the Company did not file their quarterly report for the period ending June 30, 2023 by September 13, 2023. The Company determined that the fair value of these warrants at the time the agreement was executed to be $2,025,000 which is being amortized as interest expense over the term of the agreement. The note does not provide for prepayment or repayment of the principal balance and is required to be repaid according to an agreed upon amortization schedule. The note is convertible in full or part at a rate of $2.00 per share. The note is also convertible in part or in total into common shares of the Company at $2.00 per share. The agreement contains an escrow agreement for 3,500,000 shares of the Company’s common stock to be reserved by the Company’s transfer agent as collateral for the security of the note. The Company has also pledged the majority of its assets as additional security and as part of a security agreement entered into in conjunction with this securities purchase agreement. The principal balance outstanding on the note at December 31, 2024 was $271,739.

On July 31, 2023, we entered into a note with a private lender with an original principal balance of $250,000 and an original maturity date 45 days after the effective date. The note contains a fixed interest rate of 5,000 shares of common stock which is payable at maturity along with the outstanding principal balance. As an inducement to enter into the note 25,000 shares of the Company’s common stock was issued upon the acceptance of this note by the private lender. On March 22, 2024, an extension was granted effective as of September 30, 2023, with an extension until December 31, 2024 in return for an interest rate of 5,000 shares of common stock per week. The principal balance outstanding on the note at December 31, 2023 was $250,000, and as of December 31, 2023, all interest shares have been issued.

On June 9, 2023, we entered into a securities purchase agreement with a lender with an original principal balance of $1,635,000 and an original maturity date of June 9, 2024 (12 months) after the effective date. The note contains an interest rate of 8% which is payable according to a schedule of seven monthly amortization payments beginning on December 9, 2023 with final payment and accrued interest due on at maturity along with the outstanding principal balance due on June 9, 2024. The securities purchase agreement contained an original issue discount of $180,300 which is being amortized as interest expense over the turn of the agreement. As an inducement to enter into the note 200,000 shares of the Company’s common stock was issued upon the effective date of this note to the lender. The note also included a 5 year warrant to purchase 100,000 shares of the Company’s common stock at a price of $2.50 per share. The Company determined that the fair value of these warrants at the time the agreement was executed to be $80,491 which is being amortized as interest expense over the term of the agreement. The note does not provide for prepayment or repayment of the principal balance and is required to be repaid according to an agreed upon amortization schedule. The note is convertible in full or part at a rate of $2.00 per share. The note is also convertible in part or in total into common shares of the Company at $2.00 per share. The agreement contains an escrow agreement for 2,752,000 shares of the Company’s common stock to be reserved by the Company’s transfer agent as collateral for the security of the note. The Company has also pledged the majority of its assets as additional security and as part of a security agreement entered into in conjunction with this securities purchase agreement. The principal balance outstanding on the note at December 31, 2023 was $1,635,000.

On June 2, 2023, we entered into a note with a private lender with an original principal balance of $50,000 and an original maturity date 30 days after the effective date. The note has been re-negotiated and has a current maturity date of December 31, 2025. The note contains an interest rate of 15% which is payable at maturity along with the outstanding principal balance. As an inducement to enter into the note 20,000 shares of the Company’s common stock was issued upon the acceptance of this note by the private lender. The principal balance outstanding on the note at December 31, 2023 was $55,100.

We have a note with a private lender, dated May 14, 2019, with an original principal balance of $100,000 and an original maturity date of September 5, 2019. The note has been re-negotiated on several occasions with the most recent extension executed December 1, 2022 with a maturity date of December 31, 2024. Accrued interest was capped at 46,500 shares of the Company’s common stock which were issued to the private lender on November 29, 2023. The principal balance outstanding on the note at December 31, 2023 was $72,500. The note is unsecured.

NOTE 8 – CAPITAL STOCK

Our authorized capital consists of 110,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

As of December 31, 2023, and September 30, 2023, we had no shares of preferred stock issued or outstanding.

As of December 31, 2023, there were 28,569,145 shares of common stock issued and outstanding. During the three months ended December 31, 2023, we issued 1,353,179 shares of common stock as follows:

178,215 shares valued at $106,038 were granted to employees as compensation;

180,000 shares were issued for $91,200 for incentive to lenders:

566,964 shares valued at $464,031 were issued for consulting services;

30,000 shares valued at $16,950 were issued for the conversion of notes and accrued interest;

18,000 shares valued at $25,000 were issued from the sale of stock

80,000 valued at $43,700 shares were issued to our board of directors as fees; and

300,000 shares valued at $180,000 were issued for ownership in a strategic entity.

NOTE 9 – RELATED PARTY

We have various employment contracts and additional compensation agreements with members of the executive team, which are discussed in Note 6 – Commitments.

We also have payroll and related liabilities outstanding as of December 31, 2023 and September 30, 2023 that are primarily owed to our principal officers.

	December 31, 2023	September 30, 2023
CEO- Payroll and related	$649,889	$440,254
CFO- Payroll and related	792,423	675,974
COO- Payroll and related	13,846	13,846
Total Due to related Party - payroll and related	$1,456,156	$1,130,074

NOTE 10 – INCOME TAXES

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of December 31, 2023 and September 30, 2023, and we have recorded a related valuation allowance against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed financial statements.

As of December 31, 2023 and September 30, 2023, we had federal income tax net operating loss carryforwards. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss, therefore utilization of a portion of our net operating loss may be limited in future years.

As of December 31, 2023 and September 30, 2023 we had no Internal Revenue Service or state tax examinations. Therefore, all periods since inception are subject to audit.

NOTE 11 – SUBSEQUENT EVENTS

On July 01, 2024, we entered into a promissory note with a private lender with the original balance of $50,000 with a maturity date of June 30, 2025. The Note has an interest rate of 10% with the principal balance and interest due maturity date. The Note has a stock origination fee of 75,000 shares of common stock.

On June 27, 2024, we entered into a promissory note with a private lender with the original balance of $50,000 with a maturity date of June 27, 2025. The Note has an interest rate of 10% with the principal balance and interest due maturity date. The Note has a stock origination fee of 50,000 shares of common stock.

On May 17, 2024, we entered into a promissory note with a private lender with the original balance of $100,000 with a maturity date of September 17, 2024. The Note has an interest rate of 12% with the principal balance and interest due maturity date. The Note has a stock origination fee of 100,000 shares of common stock.

NOTE 12 – ADJUSTMENT TO OPENING BALANCE – STATEMENT OF STOCKHOLDERS EQUITY

At September 30, 2023, the warrant fair value allocation of $298,839, arising from debt issuance should had been classified as Additional paid-in capital but was recorded as a warrant liability. This adjustment is to correctly reclassify the amount to Additional paid-in capital at October 1, 2023.  The Statement of Stockholders Equity includes an adjustment to the opening balance of $298,839 for October 1, 2023.

Management determined the prior period financial statements were not materially misstated; therefore, the Company is not required to notify users that they can no longer rely on the prior period financial statements.

Opening Balance, additional paid-in capital	$66,372,882
Adjustment	298,839
Adjusted opening balance as of October 1, 2023	$66,671,721

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

Results of Operations

The following table presents summarized financial information taken from our statements of operations for the three months ended December 31, 2023 compared with the three months ended December 31, 2022:

	For the Years Ended December 31,
	2023	2022
Net Sales	$219,804	$726,125
Cost of Revenues	286,769	134,846
Gross Profit (Loss)	(66,965)	591,279

Total operating expenses	1,793,312	7,325,146
Loss from Operations	(1,860,278)	(6,733,867)
Other expenses
Interest expense, warrant issuance expense, finance costs- change in derivative	1,168,010	(2,244,046)
Loss before income taxes	$(3,028,288)	$(8,977,913)

Net Sales

During the three months ended December 31, 2023, we had net sales of $219,804 compared to net sales of $726,125 for the three months ended December 31, 2022. We anticipate deriving continuing future revenue from the following business lines:

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

Costs of revenues for the three months ended December 31, 2023 and December 31, 2022 were $286,769 and $134,846 respectively.

Gross loss for the three months ended December 31, 2023, was $66,965 or a gross loss margin on diamond sales of 30.4% for the three months ended December 31, 2023.

Gross profit for the three months ended December 31, 2022, was $591,279 or a gross profit margin on diamond sales of 81.14% for the three months ended December 31, 2022.

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

Operating expense for the three months ended December 31, 2023, included in the statement of operations was $2.3 million compared to $7.3 million in the comparison to the comparable prior period.

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

Interest expense was $207,224 for the three months ended December 31, 2023, compared to $2.2 million for the three months ended December 31, 2022. This decrease in interest expense was due primarily the conversion of debt into common shares of stock during the fiscal year ended September 30, 2023, versus the three months ended December 31, 2022.

Net Loss

Primarily as a result of the above factors we had a net loss of $3.0 million compared to a net loss of $9 million for the three months ended December 31, 2023, and December 31, 2022, respectively.

Liquidity and Capital Resources

As of December 31, 2023, we had $340,424 of cash and cash equivalents, a decrease of $3 million from the prior year comparable period.

Changes in cash flows are summarized as follows:

Operating Activities

For the three months ended December 31, 2023, net cash used in operating activities totaled approximately $0.7 million.

For the three months ended December 31, 2022, net cash used in operating activities totaled approximately $1.7 million. This was primarily the result of net loss of approximately $9 million.

Investing Activities

During the three months ended December 31, 2023, we had no investing activities related to purchase of machinery and equipment. During the three months ended December 31, 2022, we used $1.3 million for investing activities.

Financing Activities

During the three months ended December 31, 2023, net cash provided by financing activities was approximately $1 million.

During the three months ended December 31, 2022, net cash provided by financing activities was approximately $6.4 million. This was primarily the net effect of sale of stock from our IPO.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, and stock-based compensation. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended September 30, 2023, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the three months ended December 31, 2023. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective. Our controls were ineffective due to the size of the Company and available resources. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended December 31, 2023, and 2022 in accordance with GAAP.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarterly period from October 1, 2023 to December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please reference the Contingencies section of Note 3 of our condensed financial statements for additional disclosure.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The authorized capital of the Company is 110,000,000 shares of Common Stock with a par value of $0.001 per share and 10,000,000 shares of Preferred Stock with a $0.001 par value per share.

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

18,000 shares valued at $25,000 were issued from the sale of stock

80,000 valued at $43,700 shares were issued to our board of directors as fees; and

300,000 shares valued at $180,000 were issued for ownership in a strategic entity.

The previously mentioned securities were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and/or Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John G. Grdina.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steven Staehr.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John G. Grdina.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven Staehr.
99.1*	Temporary Hardship Exemption

101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed Herewith.

**	Furnished Herewith.

***	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMAS ONE CORP.

August 21, 2024	By:	/s/ John G. Grdina
John G. Grdina
Chief Executive Officer

ADAMAS ONE CORP.

August 21, 2024	By:	/s/ Steven Staehr
Steven Staehr
Chief Financial Officer