Form 10-Q/A
period 2023-12-31
Adamas One Corp.
filed 2024-08-23
CIK 1884072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Adamas One Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2023, filed with the Securities and Exchange Commission on August 21, 2024 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2023 and 2022
(Unaudited)

	2023	2022
OPERATING ACTIVITIES
Net loss	$(3,028,288)	$(8,977,913)
Adjustments to reconcile net loss to net cash provided by operations:
Stock issued to employees	106,038	3,680,000
Stock issued to board members	43,700	-
Stock issued to consultants	464,031	-
Stock issued for loan inducement	91,200	-
Stock issued for interest	-	113,398
Warrants issued for conversion	-	2,038,000
Inventory reserve	113,243	-
Depreciation and amortization	29,771	98,852
Allowance for doubtful accounts	(8,111)	72,600
Derivative liability	106,062	-
Change in fair value of derivative liability	3,524	-
Warrant expense	851,200	-
Changes in assets and liabilities
Accounts receivable	80,280	(354,375)
Inventory	(14,115)	(243,245)
Accrued liabilities	(30,255)	1,398,638
Accrued interest	153,173	(353,757)
Accrued payroll and related	326,082	819,729
Right of use assets- operating leases, net	-	1,946
Total Adjustments to reconcile net loss to net cash used in operations:	2,315,823	7,271,786
Net cash used in operating activities	(712,465)	(1,706,127)

INVESTING ACTIVITIES
Property & equipment	-	(1,300,000)
Net cash used in investing activities	-	(1,300,000)

FINANCING ACTIVITIES
Notes payable proceeds	1,001,801	-
Payments on notes payable	-	(1,000,000)
Due to related party	-	(558,658)
Purchase of treasury stock	-	(1,200,000)
Cash from stock sale, net of costs	25,000	9,132,750
Net cash provided by financing activities	1,026,801	6,374,092

Net cash increase for the period	$314,336	$3,367,965
Cash, beginning of period	26,088	88,235
Cash, end of the period	$340,424	$3,456,200

Non-cash investing and financing activities are as follows:
Stock for investment	$180,000	$-
Warrants issued for conversion	$-	$2,038,000
Stock for conversion of debt to equity and accrued interest	$16,950	$6,268,399

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John G. Grdina.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steven Staehr.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John G. Grdina.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven Staehr.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed Herewith.

**	Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMAS ONE CORP.

August 23, 2024	By:	/s/ John G. Grdina
John G. Grdina
Chief Executive Officer

ADAMAS ONE CORP.

August 23, 2024	By:	/s/ Steven Staehr
Steven Staehr
Chief Financial Officer