Form 10-Q
period 2024-03-31
Adamas One Corp.
filed 2024-08-26
CIK 1884072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of August 23, 2024, the issuer had 38,047,648 shares of Common Stock outstanding.

ADAMAS ONE CORP.

Table of Contents

ADAMAS ONE CORP.
CONDENSED BALANCE SHEETS

	At March 31,	At September 30,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$64,123	$26,088
Accounts receivable, net of allowance	15,218	80,347
Inventory	1,487,837	1,555,222
Total Current Assets	1,567,178	1,661,657

Property and Equipment, net	1,762,211	1,785,753

Non-Current Assets:
Goodwill	5,413,000	5,413,000
Other intangible assets, net	390,000	426,000
Right of use assets - operating leases	1,558,245	1,677,628
Investment	1,917,673	1,917,673
Other non-current assets	12,800	12,800
Total non-current assets	11,053,929	11,232,854
TOTAL ASSETS	$12,621,107	$12,894,511

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accrued liabilities	$1,288,267	$1,015,050
Accrued interest	394,990	95,197
Due to related party - payroll and related	1,455,468	1,130,074
Assumed liability - asset purchase	457,912	457,912
Notes payable and convertible term notes, net	4,069,925	2,195,708
Warrant liability	-	298,839
Derivative liability	956,891	-
Current portion of operating lease liability	210,780	157,286
Contingent consideration for debt compliance	2,922,280	2,922,280
Total Current Liabilities	11,756,513	8,272,346

Long-Term Liabilities:
Operating lease liability, net of current portion	1,370,589	1,498,674

Total liabilities	13,127,102	9,771,020

Stockholders’ Equity (Deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued or outstanding as of March 31, 2024 and September 30, 2023
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,052,478 shares issued and outstanding at March 31, 2024 and 27,215,966 shares issued and outstanding at September 30, 2023	35,400	27,564
Treasury stock 350,000 shares, at cost	(1,200,000)	(1,200,000)
Shares to be issued- strategic entity	1,179,012	1,527,312
Additional paid-in capital	71,014,694	66,372,882
Accumulated deficit	(71,535,101)	(63,604,267)
Total Stockholders’ Equity (deficit)	(505,995)	3,123,491
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,621,107	$12,894,511

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net Revenues
Diamond sales	$11,468	$113,931	$231,272	$840,056

Cost of revenues	13,710	45,152	300,480	179,998
Gross Profit (Loss)	(2,242)	68,779	(69,208)	660,058

Operating Expenses
Selling, general and administrative	2,000,422	3,283,967	3,302,307	5,845,446
Employee salaries and related expenses	1,691,454	1,604,775	2,153,110	6,269,590
Depreciation and amortization expense	29,771	98,852	59,543	197,704
Total operating expenses	3,721,647	4,987,594	5,514,960	12,312,740

Loss from Operations	(3,723,889)	(4,918,815)	(5,584,168)	(11,652,682)

Other Expenses
Interest expense	331,352	27,132	538,576	2,271,178
Warrant expense	—	—	851,200	—
Financing costs	413,793	—	519,855	—
Change in fair value of derivative liability	433,512	—	437,036	—
Total Other Expenses	1,178,657	27,132	2,346,667	2,271,178

Loss before income taxes	(4,902,546)	(4,945,947)	(7,930,835)	(13,923,860)
Provision for income taxes	—	—	—	—
Net Loss	$(4,902,546)	$(4,945,947)	$(7,930,835)	$(13,923,860)

Net Income / (Loss) Per Share
Basic and diluted
Weighted average number of shares outstanding	32,157,323	21,861,035	30,060,685	19,616,301
Loss per share-basic and diluted	$(0.15)	$(0.23)	$(0.26)	$(0.71)

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF STOCKHOLDERS ’ EQUITY (DEFICIT)
(Unaudited)

			Additional
	Common Stock		Paid-In	Shares	Treasury	Accumulated
	Shares Outstanding	Par Value	Capital	To Be Issued	Stock	(Deficit)	Total
Balance at September 30, 2022	16,369,423	$16,369	$36,511,950	$—	$—	$(41,315,731)	$(4,787,412)
Adjustment to opening balance	—	—	—	—	—	255,403	255,403
Balance at October 01, 2022	16,369,423	$16,369	$36,511,950	$—	$—	$(41,060,328)	$(4,532,009)

Common stock issued for conversion of notes and accrued interest	1,813,845	1,814	6,266,585	—	—	—	6,268,399
Common stock issued to employees	920,000	920	3,679,080	—	—	—	3,680,000
Common stock issued for IPO, net of costs of $1,892,250	2,450,000	2,450	9,130,300	—	—	—	9,132,750
Warrants issued	—	—	2,038,000	—	—	—	2,038,000
Repurchase stock	(350,000)	—	—		(1,200,000)	—	(1,200,000)
Net loss						(8,977,913)	(8,977,913)
Balance at December 31, 2022	21,203,268	$21,553	$57,625,915	$—	$(1,200,000)	$(50,038,241)	$6,409,227

Common stock issued to employees	225,000	225	772,775	—	—	—	773,000
Common stock issued for consulting services	632,500	633	1,559,068	—	—	—	1,559,701
Common shares issued for conversion of notes and accrued interest	95,758	96	279,305	—	—	—	279,401
Net loss						(4,945,947)	(4,945,947)
Balance at March 31, 2023	22,156,526	$22,506	$60,237,063	$—	$(1,200,000)	$(54,984,188)	$4,075,381

Balance at September 30, 2023	27,215,966	$27,564	$66,372,882	$1,527,312	$(1,200,000)	$(63,604,267)	$3,123,491
Adjustment to opening balance	—	—	298,839	—	—	—	298,839
Balance at October 01, 2023	27,215,966	28,564	$66,671,721	$1,527,312	$(1,200,000)	$(63,604,267)	$3,422,330
Common stock issued to employees	178,215	178	105,860	—	—	—	106,038
Common stock issued for consulting services	566,964	567	463,464	—	—	—	464,031
Common stock issued to board members	80,000	80	43,620	—	—	—	43,700
Common stock issued for inducement to lenders	180,000	180	91,020	—	—	—	91,200
Common stock issued for conversion of note and accrued interest	30,000	30	16,920	—	—	—	16,950
Common stock issued for ownership in strategic entity	300,000	300	179,700	(180,000)	—	—	—
Common stock issued from sale of treasury stock	18,000	18	24,982	—	—	—	25,000
Net loss						(3,028,288)	(3,028,288)
Balance at December 31, 2023	28,569,145	$28,917	$67,597,287	$1,347,312	$(1,200,000)	$(66,632,555)	$1,140,961

Common Stock issued to employees	2,450,000	2,450	1,397,800	—	—	—	1,400,250
Common Stock issued for consulting	2,010,000	2,010	819,920	—	—	—	821,930
Common stock issued to board members	20,000	20	11,880	—	—	—	11,900
Common stock issued for the conversion of warrants	1,330,000	1,330	849,870	—	—	—	851,200
Common stock issued for conversion of note and accrued interest	210,000	210	82,900	—	—	—	83,110
Common stock issued for inducement to lenders	163,333	163	87,037	—	—	—	87,200
Common stock issued for ownership in strategic entity	300,000	300	168,000	(168,300)	—	—	—
Net loss						$(4,902,546)	$(4,902,546)
Balance at March 31, 2024	35,052,478	$35,400	$71,014,694	$1,179,012	$(1,200,000)	$(71,535,101)	$(505,995)

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
For The Six Months Ended March 31,
(Unaudited)

	2024	2023
OPERATING ACTIVITIES
Net loss	$(7,930,835)	$(13,923,860)
Adjustments to reconcile net loss to net cash provided by operations:		—
Stock issued to employees	1,506,288	6,012,700
Stock issued for board member services	55,600	—
Stock issued to consultants	1,285,961	—
Stock issued for loan inducement	178,400	—
Inventory reserve	113,243	—
Stock issued for conversion of debt and interest	—	137,798
Warrants issued for conversion	851,200	2,038,000
Depreciation and amortization	59,543	197,704
Allowance for doubtful accounts	(15,151)	72,600
Derivative liability	519,855	—
Change in fair value of derivative liability	437,036	—
Changes in assets and liabilities
Accounts receivable	80,280	(189,483)
Inventory	(45,858)	(836,310)
Accrued liabilities	273,218	1,921,402
Accrued interest	316,743	(351,025)
Accrued payroll and related liabilities	(325,394)	824,538
Right of use assets- operating leases, net	44,792	3,893
Total Adjustments to reconcile net loss to net cash used in operations	5,986,543	9,831,817
Net cash used in operating activities	(1,944,291)	(4,092,043)

INVESTING ACTIVITIES
Property & equipment	—	(1,464,600)
Net cash used in investing activities	—	(1,464,600)

FINANCING ACTIVITIES
Notes payable proceeds	1,986,411	—
Payments on note payables	(29,085)	(1,000,000)
Due to related party	—	(558,658)
Purchase of treasury stock	—	(1,200,000)
Cash from sale of stock, net of costs	25,000	9,132,750
Net cash provided by financing activities	1,982,326	6,374,092

Net cash increase for the period	$38,035	$817,449
Cash, beginning of period	26,088	88,235
Cash, end of the period	$64,123	$905,684

Non-cash investing and financing activities are as follows:
Conversion of debt to equity	$100,060	$6,155,000
Investment	$348,300	$—

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended March 31, 2024 and 2023

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

We were incorporated on September 6, 2018, in the state of Nevada for the purpose of acquiring existing technology that would efficiently and effectively produce lab-grown, environmentally friendly, ethically sourced diamonds. On January 31, 2019, we entered into an Amended Asset Purchase Agreement with Scio Diamond Technology Corporation, or Scio, which was subsequently amended February 3, 2020, pursuant to which we acquired substantially all of the assets of Scio, which assets consisted primarily of proprietary diamond growing chemical reactors, which we refer to as diamond growing machines, patents, and all intellectual property related thereto, for an aggregate of 1,500,000 shares of our common stock and payment to certain lenders of Scio of an aggregate of $2.1 million in cash. In addition, we agreed to pay one-half of certain other unsecured operational liabilities of Scio. The transaction was approved by a majority of the Scio stockholders voting in person or by proxy at a special meeting of stockholders held commencing on July 12, 2019 and reconvening on August 6, 2019. The transaction closed on October 17, 2019. We recorded the fair value of the assets purchased and liabilities assumed at $8.7 million.

The assets and liabilities were valued using ASC 805, the fair value of assets acquired, and liabilities assumed in a business combination, which requires the measurement of assets acquired and liabilities assumed to be recognized at their acquisition-date fair values.

Since acquiring the assets of Scio, we have continued to further develop the technologies acquired from Scio, and we have begun producing diamonds for fine jewelry and diamond material for industrial uses.

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss of $7.9 million and used approximately $1.9 million of cash in operations for the six months ended March 31, 2024. Further information related to a going concern may be obtained in NOTE 2 of the Company’s 2023 audited financial statements for the year ended September 30, 2023, and in the Going Concern Uncertainty paragraph in the Report of Independent Registered Public Accounting Firm, also contained in the above referenced financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for the following year.

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

Principles of Presentation

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

As of March 31, 2024, we had established an allowance of $1.2 million for potentially uncollectible accounts receivable. As of September 30, 2023, we had established an allowance of $1.7 million for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2024, or September 30, 2023. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities for the period ended March 31, 2024:

Balance - September 30, 2023	$—
Additions	519,855
Settlements	—
Change in fair value	437,036
Balance - March 31, 2024	$956,891

During 2023, the Company issued note payable agreements which contain conversion provisions meeting the definition of a derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, equity linked instruments subsequently issued resulted in derivative liabilities.

At March 31, 2024, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.4365; risk-free interest rate of 5.50%; expected volatility of the Company’s common stock of 118% based on the historical volatility of the Company’s common stock; exercise price of $0.2586; and terms three months.

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

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in the Scio business combination. Goodwill is not amortized, instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value. The goodwill that arose from the Scio asset purchase agreement was independently valued at $5,413,000 as of August 7, 2019. We completed our last annual goodwill impairment test in our fourth quarter for the fiscal year ended September 30, 2023, and as a result of the annual test management determined that no change was needed to the carrying value of goodwill at September 30, 2023 or as of March 31, 2024.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the six months ended March 31, 2024 and 2023.

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

Disaggregated Revenue Information

We have no disaggregated revenue to report for the six months ended March 31, 2024. We continue to have one wholesale customer.

Advertising Costs

We plan to expense advertising costs as they are incurred. We have incurred no advertising costs to date.

Inventories

Inventories are stated at the lower of cost or net realizable value, and consist of various diamond pieces, jewelry pieces, and work in process. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory for obsolete and slow-moving items. We also purchase lab-grown diamonds from a vendor who cuts and polishes the majority of our manufactured diamonds as the vendor has access to other lab-grown diamonds that may supplement the inventory needed by the Company or which may be unique in nature which may appeal to our customers or be used in design of our proprietary jewelry line which is under development. We carry the value of these purchased diamonds at the lower of cost or net realizable value. Included in inventory is work in process which states the average cost method of these items at their state of completion at the balance sheet date. At September 30, 2023 and March 31, 2024 our inventory consisted of finished precious stones in various carat sizes, shapes, and colors that we produced or purchased and work in process.

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

We account for stock-based compensation at estimated fair value on the date of grant. There were 2,450,000 shares of common stock granted to employees for one year’s services and fully expensed during the six months ended March 31, 2024. These were valued at an aggregate of $1,400,250.

There were 1,145,000 shares of common stock granted to employees for their service to the Company during the six months ended March 31, 2023. These shares were valued at an aggregate of $4,453,000.

The price per share was based upon the market closing price on the day of the grant. The grants are fully vested and are recognized upon the date of grant.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. As of March 31, 2024, our bank account balance was less than the federally insured limit.

Income Taxes

We account for income taxes under the asset and liability method in accordance with Accounting Standards Codification 740 - Income Taxes, or ASC 740. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the condensed financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable amounts in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We reflect changes in recognition or measurement in the period in which the change in judgment occurs. We currently have substantial net operating loss carryforwards. We have recorded a valuation allowance equal to the net deferred tax assets due to the uncertainty of the ultimate realization of the deferred tax assets.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our condensed financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. There were no known loss contingencies identified as of March 31, 2024.

Loss Per Common Share

We calculate basic loss per share using the weighted average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive financial instruments, such as convertible term notes and related interest. We excluded 1,085,577 and 823,499 shares from the weighted average diluted common shares outstanding for the three months ending March 31, 2024 and 2023, respectively, because their inclusion would have been antidilutive. These shares are what would have been issued if the convertible debt, plus accrued interest had converted for each of the three months ended March 31, 2024 and 2023.

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

Recently Issued Accounting Pronouncement

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

NOTE 4 – INVENTORIES

As of March 31, 2024 and September 30, 2023, the inventory balances were composed of purchased products carried at the lower of cost or net realizable value, finished products and work in process carried at the value of the costs associated with the manufacturing of the goods. As of March 31, 2024, finished products and work in process were $1.0 million and $0.5 million, respectively. As of September 30, 2023, finished products and work in process were $0.9 million and $0.7 million, respectively. During the six months ended March 31, 2024, we recorded an inventory reserve of $0.1 million. There was no inventory obsolescence in the six months period ended March 31, 2023.

As of March 31, 2024 and September 30, 2023, the inventory balances were composed of purchased products carried at the lower of cost or net realizable value, finished products and work in process carried at the value of the costs associated with the manufacturing of the goods. There was no inventory obsolescence in the periods ended December 31, 2023 and September 30, 2022, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are listed net of the related accumulated depreciation as of March 31, 2024 and 2023. As of March 31, 2024, the Company has a deposit on equipment on order in the amount of $1.3 million, which represents approximately 50% of the total purchase price. As the equipment is not yet in service, it is not being depreciated.

Depreciation expense for the three and six months ended March 31, 2024 totaled $11,771 and $23,542, respectively. Depreciation expense for the three and six months ended March 31, 2023 totaled $80,852 and $161,704, respectively.

NOTE 6 – COMMITMENTS & CONTINGENCIES

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (ii) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of March 31, 2024 and September 30, 2023.

Contingent Consideration

The Company’s contingent consideration liabilities related to certain lenders compliance guidelines are included as a current liability on the Balance Sheet at March 31, 2024 and included herein.

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

The weighted average remaining lease term and weighted average discount rate for operating leases were 4.6 years and 8%, respectively. The operating lease cost for the six months ended March 31, 2024 was approximately $180,000.

The future minimum lease payment required under our leases as of March 31, 2024 are as follows:

2024	184,098
2025	296,033
2026	299,324
2027	302,697
2028	295,715
Thereafter	788,787
Total undiscounted cash flows	2,166,654
Less: present value discount (8% per annum)	585,285
Total lease liabilities	$1,581,369

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

Additional Compensation

In addition to the above stock commitments, we have agreed to provide certain executive officers with compensation paid in diamonds. These commitments amount to issuing 9.5 carats of diamonds per month through September 2024 and 2.5 carats of diamonds per month through October 2025. For the three and six months ended March 31, 2024 and 2023 this obligation has been accrued at a valuation of $1,000 per carat, which is based on management’s estimate of the market value of the diamonds.

Litigation

During December 2022, we became a party to a class action filing previously between Scio and a class action investor. We have retained outside counsel specifically for this matter and are working with other defendants named in this matter to increase our chance of prevailing. On February 17, 2022 the Company filed a motion to dismiss the class action in concert with Scio which filed a separate motion to dismiss this class action. Our approach will continue to seek a dismissal on all items related to this legal action. We believe the case is without merit and will defend our position vigorously. Based on the Company’s assessment of a favorable decision by the court no liability has been recorded on our balance sheet at March 31, 2024.

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

NOTE 7 – NOTES PAYABLE AND CONVERTIBLE TERM NOTES

On March 5, 2024, we entered into an increasing OID promissory note and a securities purchase agreement with a previous lender, with an original principal balance of $700,000. The securities purchase agreement contained an increasing original issue discount of the following: (i) ten percent (10%) if the Notes are satisfied and paid in full on or before the three-month anniversary of the original issue date, (ii) twenty percent (20%) if the Notes are satisfied and paid in full on or before the six-month anniversary of the original issue date, and (iii) thirty percent (30%) thereafter. The interest rate is 10% annually. The outstanding principal balance as of March 31, 2024 is $700,000 less fees incurred by the Company. The Company incurred $95,000 in prepaid interest and fees.

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

On December 15, 2023, we entered into a note with a private lender with the original balance of $750,000 plus a loan origination fee of $50,000. The Note has a fixed interest payment at $9,500 per month with a term of six months with the principal payment due on June 15, 2024. The Note has a stock origination fee of 150,000 shares of common stock. As of March 31, 2024 the principle outstanding balance is $800,000.

On October 18, 2023 we entered into a note with a private lender with the original balance of $150,000. The note has a fixed interest rate of 30,000 shares and a maturity date of January 18, 2024. As of March 31, 2024 the principle outstanding balance is $150,000.

On September 14, 2023 we entered into a securities purchase agreement with a lender with an original principal balance of $271,739.13 and an original maturity date 12 months after the effective date. The note contains an interest rate of 8% which is payable according to a schedule of seven monthly amortization payments beginning on March 14, 2024 with final payment and accrued interest due on at maturity along with the outstanding principal balance due on September 14, 2024. The securities purchase agreement contained an original issue discount of $21,739 which is being amortized as interest expense over the turn of the agreement. As an inducement to enter into the note 33,240 shares of the Company’s common stock was issued upon the effective date of this note to the lender. The note also included a 5 year warrant to purchase 16,620 shares of the Company’s common stock at a price of $2.50 per share (“First Warrant”). The Company determined that the fair value of these warrants at the time the agreement was executed to be $13,463 which is being amortized as interest expense over the term of the agreement. A second 5 year warrant to purchase 2,500,000 shares of the Company’s common stock at a price of $.01 per share (“Second Warrant”) was issued to the lender and was viable in the event the Company did not file their quarterly report for the period ending June 30, 2023 by September 13, 2023. The Company determined that the fair value of these warrants at the time the agreement was executed to be $2,025,000 which is being amortized as interest expense over the term of the agreement. The note does not provide for prepayment or repayment of the principal balance and is required to be repaid according to an agreed upon amortization schedule. The note is convertible in full or part at a rate of $2.00 per share. The note is also convertible in part or in total into common shares of the Company at $2.00 per share. The agreement contains an escrow agreement for 3,500,000 shares of the Company’s common stock to be reserved by the Company’s transfer agent as collateral for the security of the note. The Company has also pledged the majority of its assets as additional security and as part of a security agreement entered into in conjunction with this securities purchase agreement. The principal balance outstanding on the note at March 31, 2024 was $271,739.

On July 31, 2023, we entered into a note with a private lender with an original principal balance of $250,000 and an original maturity date 45 days after the effective date. The note contains a fixed interest rate of 5,000 shares of common stock which is payable at maturity along with the outstanding principal balance. As an inducement to enter into the note 25,000 shares of the Company’s common stock was issued upon the acceptance of this note by the private lender. On March 22, 2024, an extension was granted effective as of September 30, 2023, with an extension until December 31, 2024 in return for an interest rate of 5,000 shares of common stock per week. The principal balance outstanding on the note at March 31, 2024 was $250,000, and as of March 31, 2024, all interest shares have been issued.

On June 9, 2023, we entered into a securities purchase agreement with a lender with an original principal balance of $1,635,000 and an original maturity date 12 months after the effective date. The note contains an interest rate of 8% which is payable according to a schedule of seven monthly amortization payments beginning on December 9, 2023 with final payment and accrued interest due on at maturity along with the outstanding principal balance due on June 9, 2024. The securities purchase agreement contained an original issue discount of $180,300 which is being amortized as interest expense over the turn of the agreement. As an inducement to enter into the note 200,000 shares of the Company’s common stock was issued upon the effective date of this note to the lender. The note also included a 5 year warrant to purchase 100,000 shares of the Company’s common stock at a price of $2.50 per share. The Company determined that the fair value of these warrants at the time the agreement was executed to be $76,403 which is being amortized as interest expense over the term of the agreement. The note does not provide for prepayment or repayment of the principal balance and is required to be repaid according to an agreed upon amortization schedule. The note is convertible in full or part at a rate of $2.00 per share. The note is also convertible in part or in total into common shares of the Company at $2.00 per share. The agreement contains an escrow agreement for 2,752,000 shares of the Company’s common stock to be reserved by the Company’s transfer agent as collateral for the security of the note. The Company has also pledged the majority of its assets as additional security and as part of a security agreement entered into in conjunction with this securities purchase agreement. The principal balance outstanding on the note at March 31, 2024 was $1,635,000.

On June 2, 2023, we entered into a note with a private lender with an original principal balance of $50,000 and an original maturity date 30 days after the effective date. The note has been re-negotiated and has a current maturity date of December 31, 2025. The note contains an interest rate of 15% which is payable at maturity along with the outstanding principal balance. As an inducement to enter into the note 20,000 shares of the Company’s common stock was issued upon the acceptance of this note by the private lender. The principal balance outstanding on the note at March 31, 2024 was $50,000.

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

We have a note with a private lender, dated May 14, 2019, with an original principal balance of $100,000 and an original maturity date of September 5, 2019. The note has been re-negotiated on several occasions and has a current maturity date of December 31, 2024. Accrued interest was capped at 46,500 shares of the Company’s common stock which were issued to the private lender on November 29, 2023. The note is unsecured. The principal balance outstanding on the note at March 31, 2024 and 2023 was $72,500.

NOTE 8 – CAPITAL STOCK

Our authorized capital consists of 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

As of March 31, 2024 and 2023, we had no shares of preferred stock issued or outstanding.

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

2,010,000 shares valued at $821,930 were issued for consulting services;

210,000 shares valued at $83,110 were issued for the conversion of notes and accrued interest;

1,330,000 shares valued at $851,200 were issued for the conversion of Warrants; and

300,000 shares valued at $168,300 were issued for ownership in a strategic entity.

NOTE 9 – RELATED PARTY

We have various employment contracts and additional compensation agreements with members of the executive team, which are discussed in Note 6 – Commitments.

We also have payroll and related liabilities outstanding as of March 31, 2024 and September 30, 2023 that are primarily owed to our principal officers.

	March 31, 2024	September 30, 2023
CEO- Payroll and related	$631,023	$440,254
CFO- Payroll and related	810,599	675,974
COO- Payroll and related	13,846	13,846
Total due to related Party - payroll and related	$1,455,468	$1,130,074

NOTE 10 – INCOME TAXES

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of March 31, 2024 and September 30, 2023, and we have recorded a related valuation allowance against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed financial statements.

As of March 31, 2024 and September 30, 2023, we had federal income tax net operating loss carryforwards. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss, therefore utilization of a portion of our net operating loss may be limited in future years.

As of March 31, 2024 and September 30, 2023 we had no Internal Revenue Service or state tax examinations. Therefore, all periods since inception are subject to audit.

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

NOTE 12 – ADJUSTMENT TO OPENING BALANCE – STATEMENT OF STOCKHOLDERS EQUITY

At September 30, 2023, the warrant fair value allocation of $298,839, arising from debt issuance should have been classified as additional paid-in capital but was recorded as a warrant liability. This adjustment is to correctly reclassify the amount to Additional paid-in capital at October 1, 2023.  The Statement of Stockholders Equity includes an adjustment to the opening balance of $298,839 for October 1, 2023.

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

Results of Operations

The following table presents summarized financial information taken from our statements of operations for the three and six months ended March 31, 2024 compared with the three and six months ended March 31, 2023:

	For The Three Months Ended		For The Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net Sales	$11,468	$113,931	$231,272	$840,056
Cost of Revenues	13,710	45,152	300,480	179,998
Gross Profit	(2,242)	68,779	(69,208)	660,058
Total operating expenses	3,721,647	4,987,594	5,514,960	12,312,740
Loss from Operations	(3,723,889)	(4,918,815)	(5,584,168)	(11,652,682)
Other expenses
Interest expense	331,352	27,132	538,576	2,271,178
Warrant expense	-	-	851,200	-
Financing costs	413,793	-	519,855	-
Change in fair value of derivative liability	433,512	-	437,036	-
Loss before income taxes	$(4,902,546)	$(4,891,683)	$(7,930,835)	$(13,923,860)

Net Sales

During the three and six months ended March 31, 2024, we had net sales of $11,468 and $231,272 respectively, compared to $113,931 and $840,056 net sales the three and six months ended March 31, 2023. We anticipate deriving continuing future revenue from the following business lines:

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

Costs of revenues for the three and six months ended March 31, 2024, were $13,710 and $300,480, respectively. Costs of revenues for the three and six months ended March 31, 2023 were $45,152 and $179,998, respectively.

Gross loss for the three and six months ended March 31, 2024, were $(2,242) and $(69,208), respectively or a gross loss margin on diamond sales of 19.5% for each of those periods.

Gross profit for the three and six months ended March 31, 2023, was $68,779 and $660,058, respectively with a gross profit margin on diamond sales of 60% and 79% for each of those periods, respectively.

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

Operating expense for the three months ended March 31, 2024 included in the statement of operations was $3.7 million compared to $5.5 million in the comparison to the comparable prior period.

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

Interest expense was $0.5 million for the six months ended March 31, 2024, compared to the interest expense of $2.2 million for the six months ended March 31, 2023. This decrease in interest expense was due primarily to paydown on outstanding indebtedness during the six months ended March 31, 2023, versus the six months ended March 31, 2024.

Net Loss

Primarily as a result of the above factors we had a net loss of $4.9 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

Liquidity and Capital Resources

As of March 31, 2024, we had $64,123 of cash and cash equivalents, a decrease of $38,035 from the prior year ended September 30, 2023.

Changes in cash flows are summarized as follows:

Operating Activities

For the six months ended March 31, 2024, net cash used in operating activities totaled approximately $1.9 million. This was primarily the result of net loss of $7.9 million.

For the six months ended March 31, 2023, net cash used in operating activities totaled approximately $4.1 million. This was primarily the result of net loss of approximately $13.9 million.

Investing Activities

During the six months ended March 31, 2024 and 2023 net cash used in investing activities related to purchases of machinery and equipment was approximately $0 and $1.5 million, respectively.

Financing Activities

During the six months ended March 31, 2024 and 2023, net cash provided by financing activities was approximately $1.9 million and $6.4 million respectively.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, and stock-based compensation. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended September 30, 2023, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the six months ended March 31, 2024. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 3 to the condensed financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective. Our controls were ineffective due to the size of the Company and available resources. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended March 31, 2024, and 2023 in accordance with GAAP.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarterly period from January 1, 2024 to March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were unregistered sales of the Company’s equity securities during the quarter ended March 31, 2024 that were not previously reported in a Current Report on Form 8-K as follows:

2,450,000 shares valued at $1,400,250 were granted to employees as compensation;

20,000 shares valued at $11,900 were granted to our board of directors as compensation;

163,333 shares were issued for $87,200 for incentive to lenders:

2,010,000 shares valued at $821,930 were issued for consulting services;

210,000 shares valued at $83,110 were issued for the conversion of notes and accrued interest;

1,330,000 shares valued at $851,200 were issued for the conversion of Warrants; and

300,000 shares valued at $168,300 were issued for ownership in a strategic entity.

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

ADAMAS ONE CORP.

August 26, 2024	By:	/s/ John G. Grdina
John G. Grdina
Chief Executive Officer

ADAMAS ONE CORP.

August 26, 2024	By:	/s/ Steven Staehr
Steven Staehr
Chief Financial Officer