Form 10-Q
period 2024-06-30
Adamas One Corp.
filed 2024-10-15
CIK 1884072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

COMMISSION FILE NUMBER 001-41560

ADAMAS ONE CORP.

(Exact Name of registrant as specified in its charter)

Nevada	83-1833607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17767 N. Perimeter Drive, Suite B115, Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)

(480)356-8798

(Registrant’s telephone number, including area code)

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.001 par value	JEWL	The OTC Markets, LLC

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

ADAMAS ONE CORP.

ADAMAS ONE CORP.
CONDENSED BALANCE SHEETS

	June 30,
	2024	September 30,
	(Unaudited)	2023
ASSETS
Current Assets:
Cash	$16,102	$26,088
Accounts receivable, net of allowance	15,218	80,347
Inventory	1,333,936	1,555,222
Total Current Assets	1,365,257	1,661,657

Property and Equipment, net	1,750,440	1,785,753

Non-Current Assets:
Goodwill	5,413,000	5,413,000
Other intangible assets, net	372,000	426,000
Right of use assets - operating leases	531,704	1,677,628
Investment	1,917,673	1,917,673
Other non-current assets	12,800	12,800
Total non-current assets	9,997,617	11,232,854
TOTAL ASSETS	$11,362,874	$12,894,511

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accrued liabilities	$2,178,616	$1,015,050
Accrued interest	492,916	95,197
Due to related party- payroll and related	1,102,619	1,130,074
Assumed liability - asset purchase	457,912	457,912
Warrant liability	-	298,839
Notes payable and convertible term notes, net	4,265,875	2,195,708
Derivative liability	1,100,945	-
Current portion of operating lease liability	129,936	157,286
Contingent consideration for debt compliance related to notes payable	2,922,280	2,922,280
Total Current Liabilities	12,651,098	8,272,346

Long-Term Liabilities:
Operating lease liability, net of current portion	370,507	1,498,674

TOTAL LIABILITIES	13,021,605	9,771,020

Stockholders’ Equity (Deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued or outstanding as of June 30, 2024 and September 30, 2023
Common stock, $0.001 par value, 100,000,000 shares authorized 37,892,478 shares issued and outstanding at June 30, 2024 and 27,215,966 shares issued and outstanding at September 30, 2023	38,241	27,564
Treasury stock 350,000 shares, at cost	(1,200,000)	(1,200,000)
Shares to be issued- strategic entity	1,179,012	1,527,312
Additional paid-in capital	72,053,894	66,372,882
Accumulated deficit	(73,729,877)	(63,604,267)
Total Stockholders’ Equity (deficit)	(1,658,730)	3,123,491
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,362,874	$12,894,511

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Revenues
Diamond sales	$179,774	$290,938	$411,046	$1,130,994

Cost of Revenues	161,273	217,844	461,753	397,842
Gross Profit (Loss)	18,501	73,094	(50,707)	733,152

Operating Expenses

Selling, general and administrative	1,523,258	4,253,748	4,825,565	10,099,194
Employee salaries and related expenses	391,396	196,295	2,544,506	6,465,885
Depreciation and amortization expense	29,771	98,851	89,314	296,555
Total operating expenses	1,944,425	4,548,894	7,459,385	16,861,634

Loss from Operations	(1,925,924)	(4,475,800)	(7,510,092)	(16,128,482)

Other (Income) and Expenses
Gain on lease termination	(54,384)	-	(54,384)	-
Interest expense	179,182	62,383	717,758	2,333,561
Warrant expense	-	-	851,200	-
Finance costs	571,680	-	1,091,535	-
Change in fair value of derivative liability	(427,626)	-	9,410	-
Total Other Expenses	268,852	62,383	2,615,519	2,333,561

Loss before income taxes	(2,194,776)	(4,538,183)	(10,125,611)	(18,462,043)

Provision for income taxes	-	-	-	-

Net Loss	$(2,194,776)	$(4,538,183)	$(10,125,611)	$(18,462,043)

Net Loss Per Share
Basic and diluted
Weighted average number of shares outstanding	30,579,649	23,668,106	29,276,159	20,966,902
Loss per share-basic and diluted	$(0.07)	$(0.19)	$(0.35)	$(0.88)

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF STOCKHOLDERS ’ EQUITY (DEFICIT)
(Unaudited)

			Additional
	Common Stock		Paid-In	Shares	Treasury	Accumulated
	Shares Outstanding	Par Value	Capital	To Be Issued	Stock	(Deficit)	Total
Balance at September 30, 2022	16,369,423	$16,369	$36,511,950	$-	$-	$(41,060,328)	$(4,532,009)

Common stock issued conversion of notes and accrued interest	1,813,845	1,814	6,266,585	-	-	-	6,268,399
Common stock issued to employees	920,000	920	3,679,080	-	-	-	3,680,000
Common stock issued for IPO	2,450,000	2,450	9,130,300	-	-	-	9,132,750
Warrants issued	-	-	2,038,000	-	-	-	2,308,000
Repurchase of stock	(350,000)	-	-	-	(1,200,000)	-	(1,200,000)
Net loss	-	-	-	-	-	(8,977,913)	(8,977,913)
Balance at December 31, 2022	21,203,268	$21,553	$57,625,915	$-	$(1,200,000)	$(50,038,241)	$6,409,227

Common stock issued to employees	225,000	225	772,775	-	-	-	773,000
Common stock issued for consulting services	632,500	632	1,559,068	-	-	-	1,559,700
Common stock issued for conversion of notes and accrued interest	95,758	95	279,308	-	-	-	279,403
Net loss	-	-	-	-	-	(4,945,947)	(4,945,947)
Balance at March 31, 2023	22,156,526	$22,505	$60,237,063	$-	$(1,200,000)	$(54,984,188)	$4,075,380

Common stock issued to employees	513,500	513	1,248,303	-	-	-	1,248,816
Common stock issued to board members	75,000	75	246,075	-	-	-	246,150
Common shares issued for consulting	2,385,000	2,385	2,421,444	-	-	-	2,423,829
Common stock issued for conversion of notes and accrued interest	105,000	105	206,335	-	-	-	206,440
Common stock issued for ownership in strategic entity	207,792	208	163,699	-	-	-	163,907
Common stock issued for inducement to lenders	225,000	225	240,482	-	-	-	240,707
Net loss	-	-	-	-	-	$(4,538,183)	$(4,538,183)
Balance at June 30, 2023	25,667,818	$26,015	$64,763,401	$-	$(1,200,000)	$(59,522,371)	$4,067,045

Balance at September 30, 2023	27,215,966	$27,564	$66,372,882	$1,527,312	$(1,200,000)	$(63,604,267)	$3,123,491
Adjustment to opening balance	-	-	298,839	-	-	-	298,839
Balance at October 01, 2023	27,215,966	$28,564	$66,671,721	$1,527,312	$(1,200,000)	$(63,604,267)	$3,422,330

Common stock issued to employees	178,215	178	105,860	-	-	-	106,038
Common stock issued for consulting services	566,964	567	463,464	-	-	-	464,031
Common stock issued to board members	80,000	80	43,620	-	-	-	43,700
Common stock issued for inducement to lenders	180,000	180	91,020	-	-	-	91,200
Common stock issued for ownership in strategic entity	300,000	300	179,700	(180,000)	-	-	-
Common stock issued for conversion of notes and accrued interest	30,000	30	16,920	-	-	-	16,950
Common stock issued from sale of treasury stock	18,000	18	24,982	-	-	-	25,000
Net loss	-	-	-	-	-	(3,028,288)	(3,028,288)
Balance at December 31, 2023	28,569,145	$28,917	$67,597,287	$1,347,312	$(1,200,000)	$(66,632,555)	$1,140,961

Common stock issued to employees	2,450,000	2,450	1,397,800	-	-	-	1,400,250
Common stock issued for consulting services	2,010,000	2,010	819,920	-	-	-	821,930
Common stock issued to board members	20,000	20	11,880	-	-	-	11,900
Common stock issued for the conversion of warrants	1,330,000	1,330	849,870	-	-	-	851,200
Common stock issued for conversion of notes and accrued interest	210,000	210	82,900	-	-	-	83,110
Common stock issued for inducement to lenders	163,333	163	87,037	-	-	-	87,200
Common stock issued for ownership in strategic entity	300,000	300	168,000	(168,300)	-	-	-
Net loss	-	-	-	-	-	(4,902,546)	(4,902,546)
Balance at March 31, 2024	35,052,478	$35,401	$71,014,694	$1,179,012	$(1,200,000)	$(71,535,101)	$(505,994)

Common stock issued to board members	20,000	20	7,580	-	-	-	7,600
Common stock issued for consulting services	2,540,000	2,540	955,145	-	-	-	957,685
Common stock issued for inducement to lenders	150,000	150	41,300	-	-	-	41,450
Common stock issued for conversion of notes and accrued interest	130,000	130	35,175	-	-	-	35,305
Net loss	-	-	-	-	-	(2,194,776)	(2,194,776)
Balance at June 30, 2024	37,892,478	$38,241	$72,053,894	$1,179,012	$(1,200,000)	$(73,729,877)	$(1,658,730)

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	June 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(10,125,611)	$(18,462,043)
Adjustments to reconcile net loss to net cash used in operations:
Stock to employees	1,506,288	9,931,494
Stock issued board member services	63,200	-
Stock issued to consultants	2,243,646	-
Stock issued for loan inducement	219,850	240,707
Warrants issued for conversion	851,200	2,038,000
Depreciation and amortization	89,314	296,555
Allowance for doubtful accounts	(15,151)	1,300,000
Derivative liability	1,100,945	-
Change in fair value of derivative liability
Changes in assets and liabilities:
Accounts receivable	80,279	(368,402)
Inventory	221,286	(1,087,225)
Other current assets	-	(34,546)
Accrued liabilities	1,200,892	2,666,089
Investment	-	(1,917,673)
Accrued interest	533,084	13,061
Accrued payroll and related liabilities	(64,780)	(705,074)
Right of use assets - operating leases, net	(9,594)	(12,089)
Total adjustments to reconcile net loss to net cash used in operations	8,020,458	12,360,897
Net cash used in operating activities	(2,105,153)	(6,101,146)

INVESTING ACTIVITIES
Purchase of property & equipment	-	(1,464,600)
Net cash used in investing activities	-	(1,464,600)

FINANCING ACTIVITIES
Notes payable proceeds	2,099,252	754,200
Payments on note payables	(29,085)	-
Due to related party	-	(558,658)
Purchase of treasury stock	-	(1,200,000)
Cash from stock sale, net of costs	25,000	9,132,750
Net cash provided by financing activities	2,095,167	8,128,292

Net cash increase (decrease) for the period	(9,986)	562,546
Cash, beginning of period	26,088	88,235
Cash, end of the period	16,102	650,781

Non-cash investing and financing activities are as follows:
Stock for interest	$-	$169,756
Conversion of debt to equity	$100,060	$6,554,151
Investment	$348,300	$-

The accompanying notes are an integral part of these condensed financial statements.

ADAMAS ONE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended June 30, 2024 and 2023

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

On April 17, 2024, the Company announced the establishment of a Board of Advisors for it’s newly formed Adamas Technologies subsidiary. Adamas Technologies was formed on November 9. 2023 and is responsible for research and development, partnerships and deployment of lab-grown diamond-based solutions for the technology industry. The board consists of Jerry McGuire, the Adamas One Corp. COO and three technology industry veterans. Activity during the quarter has been focused on planning, as the subsidiary intends to take Adamas One Diamond Technology into high-tech industrial markets including semiconductors.

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss of $10.1 million and used approximately $2.1 million of cash in operations for the nine months ended June 30, 2024. Further information related to a going concern the Going Concern Uncertainty paragraph in the Report of Independent Registered Public Accounting Firm, also contained in the above referenced financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for the following year.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Presentation

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for financial information and with the instructions to Form 10-K as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these condensed financial statements include all of the disclosures required by U.S. GAAP for complete financial statements.

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

As of June 30, 2024, we had established an allowance of $1.2 million for potentially uncollectible accounts receivable. As of September 30, 2023, we had established an allowance of $1.7 million for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2024, or September 30, 2023. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities for the period ended June 30, 2024:

Balance - September 30, 2023	$-
Additions	519,855
Settlements	-
Change in fair value	437,036
Balance – June 30, 2024	$956,891

During 2023, the Company issued note payable agreements which contain conversion provisions meeting the definition of a derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, equity linked instruments subsequently issued resulted in derivative liabilities.

At June 30, 2024, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.4365; risk-free interest rate of 5.50%; expected volatility of the Company’s common stock of 118% based on the historical volatility of the Company’s common stock; exercise price of $0.2586; and terms of three months.

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

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in the Scio business combination. Goodwill is not amortized, instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value. The goodwill that arose from the Scio asset purchase agreement was independently valued at $5,413,000 as of August 7, 2019. We completed our last annual goodwill impairment test in our fourth quarter for the fiscal year ended September 30, 2023, and as a result of the annual test management determined that no change was needed to the carrying value of goodwill at June 30, 2024 or as of September 30, 2023.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. No impairment expense was recognized for the nine months ended June 30, 2024 and 2023.

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

We only apply the five-step model when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. Our contracts contain a single performance obligation (delivery of diamonds), and the entire transaction price is allocated to the single performance obligation. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenue when the customer obtains control of our product, which typically occurs upon delivery of the product. Currently, our credit terms are payment is due within 90 days.

Shipping costs consists of fees charged to customers for shipping of sold items by the Company. The performance obligation is to ship the item sold as initiated by the customer. The price is set based on the third-party service provider selected to be used by the customer as well as the speed and location of shipment. Revenue is recognized at a point in time when the shipping label is printed.

Disaggregated Revenue Information

We have no disaggregated revenue to report for the nine months ended June 30, 2024 or 2023.

Advertising Costs

We plan to expense advertising costs as they are incurred. We have incurred no advertising costs to date.

Inventories

We state inventories at the lower of cost or net realizable value in the following manners. We determine cost using the average cost method on all inventory generated by our manufacturing operations upon our transition from research and development in our manufacturing facility to the full production of our products for sale. We also purchase lab-grown diamonds from a vendor who cuts and polishes the majority of our manufactured diamonds as the vendor has access to other lab-grown diamonds that may supplement the inventory needed by the Company or which may be unique in nature which may appeal to our customers or be used in design of our proprietary jewelry line which is under development. We carry the value of these purchased diamonds at the lower of cost or net realizable value. Included in inventory is work in process which states the average cost method of these items at their state of completion at the condensed balance sheet date. At June 30, 2024, our inventory consisted of finished precious stones in various carat sizes, shapes, and colors that we produced or purchased and work in process. As of June 30, 2024 and September 30, 2023, our inventory consisted primarily of finished precious stones in various carat sizes, shapes, and colors which we produced and work in process.

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

We account for stock-based compensation at estimated fair value on the date of grant. There were 2,628,215 shares of common stock granted to employees for one year’s services and fully expensed during the nine months ended June 30, 2024. These were valued at an aggregate of $1.5 million.

There were 1,145,000 shares of common stock granted to employees for their service. The price per share was based upon the market closing price on the day of the grant. The grants are fully vested and are recognized upon the date of grant.

Concentrations of Credit Risk

Accounts at banks are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. As of June 30, 2024, our bank account balance did not exceed the federally insured limit.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is reasonably estimated, the estimated liability would be accrued in our condensed financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. There were no known loss contingencies identified as of June 30, 2024. (See NOTE 6 below for additional information)

Loss Per Common Share

We calculate basic loss per share using the weighted average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive financial instruments, such as convertible term notes and related interest. We excluded 1,085,217 and 883,132 shares from the weighted average diluted common shares outstanding for the nine months ended June 30, 2024 and 2023, respectively, because their inclusion would have been antidilutive. These shares are what would have been issued if the convertible debt, plus accrued interest had been converted for each of the nine months ended June 30, 2024 and 2023.

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

NOTE 4 – INVENTORIES

As of June 30, 2024 and September 30, 2023, the inventory balances were comprised of purchased products carried at the lower of cost or net realizable value, finished products and work in process carried at the value of the costs associated with the manufacturing of the goods. As of June 30, 2024, finished products and work in process were $0.9 million and $0.5 million, respectively. As of September 30, 2023, finished products and work in process were $0.9 million and $0.7 million, respectively. There was no inventory obsolescence in the nine months period ended June 30, 2024.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are listed net of the related accumulated depreciation as of June 30, 2024 and September 30, 2023. As of June 30, 2024. The Company has a deposit on equipment on order in the amount of $1.3 million, which represents approximately 50% of the total purchase price. As the equipment is not yet in service, it is not being depreciated.

Depreciation expense for the three and nine months ended June 30, 2024 totaled $18,000 and $35,314 respectively. Depreciation expense  for the three and nine months ended June 30, 2023 totaled $78,250 and $234,750, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (ii) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2024 and September 30, 2023.

Contingent Consideration

The Company’s contingent consideration liabilities related to certain lenders compliance guidelines are included as a current liability on the Balance Sheet at June 30, 2024 and included herein.

Leases

As the Company’s leases generally do not provide an implicit discount rate, the Company uses the estimated collateralized incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments for use in the calculation of the operating lease liabilities and right-of-use assets. This rate is determined using a portfolio approach based on the risk-adjusted rate of interest and requires estimates and assumptions including credit rating, credit spread, and adjustments for the impact of collateral. The Company believes that this is the rate it would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar lease term. Operating lease liabilities and corresponding right-of-use assets include options to extend lease terms that are reasonably certain of being exercised. The Company does not record a lease liability and corresponding right-of-use asset for leases with terms of 12 months or less, and accounts for lease and non-lease components as a single lease component. The Company’s lease portfolio is comprised of operating leases with the lease cost recorded on a straight-line basis over the lease term.

We are obligated under a triple-net operating lease for our 6,475 square foot manufacturing facility located in Greenville, South Carolina, which is classified as an operating lease. The terms of the lease require a payment of approximately $10,680 per month, which includes an estimate for utilities, taxes, and repairs. This lease expires in August 2028.

We believe this facility will be adequate to meet our current needs based on the property and equipment currently owned. On April 1, 2023, we had entered into a lease to expand our manufacturing footprint in Greenville, South Carolina. On April 1. 2024, we terminated the lease in a mutual agreement with our former landlord, as we reassess the locations for future growth. In addition, we have a lease for 3,414 square feet of office space in Scottsdale, Arizona, expiring in September 2024. The office is to facilitate the administration and marketing of expanding the manufacturing aspect of our company as well as to administer increased management anticipated in areas of human resources, finance, accounting, and financial analysis as well as sales and marketing to manage the growth in the production output as a result of the second facility in Greenville, South Carolina. We intend to pay for these improvements using a combination of working capital, new debt financing, and equity offerings.

The weighted average remaining lease term and weighted average discount rate for operating leases were 1.5 years and 8%, respectively. The operating lease cost for the nine months ended June 30, 2024 was approximately $230,000.

The future minimum lease payment required under our leases as of June 30, 2024 are as follows:

2024	$831,124
2025	131,638
2026	134,929
2027	138,302
2028	129,676
Thereafter	-
Total undiscounted cash flows	617,668
Less: present value discount (5% per annum)	119,756
Total lease liabilities	$500,443

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

Additional Compensation

In addition to the above stock commitments, we have agreed to provide certain executive officers with compensation paid in diamonds. These commitments amount to issuing 9.5 carats of diamonds per month through September 2024 and 2.5 carats of diamonds per month through October 2025. For the three and nine months ended June 30, 2024 and 2023 this obligation has been accrued at a valuation of $1,000 per carat, which is based on management’s estimate of the market value of the diamonds.

Litigation

During December 2022, we became a party to a class action filing previously between Scio and a class action investor. We have retained outside counsel specifically for this matter and are working with other defendants named in this matter to increase our chance of prevailing. On February 17, 2022 the Company filed a motion to dismiss the class action in concert with Scio which filed a separate motion to dismiss this class action. Our approach will continue to seek a dismissal on all items related to this legal action. We believe the case is without merit and will defend our position vigorously. Based on the Company’s assessment of a favorable decision by the court no liability has been recorded on our balance sheet at June 30, 2024.

The Company retained outside counsel and filed a motion to dismiss and joined in Scio’s motion to dismiss on February 17, 2023. Specifically, the Company believes it was mis-joined to the lawsuit and that no claims are adequately pled against it. The Company further contended the court lacked subject matter jurisdiction. The case was re-assigned to Hon. Cristina D. Silva. Judge Silva’s on July 5, 2023. On June 14, 2024, the court ordered an additional briefing based on the Company’s motion to dismiss for lack of subject matter jurisdiction. The briefing was to commence on June 28, 2024, however, as a result of the court’s inclination to grant the Company’s motion to dismiss, the Plaintiff stipulated to dismiss the claims against the Company, Mr. Grdina, and Scio’s management and filed a voluntary dismissal of all of the claims as of June 28, 2024.

NOTE 7 – NOTES PAYABLE AND CONVERTIBLE TERM NOTES

On June 27, 2024, we entered into a promissory note with a private lender with an original balance of $50,000 with a maturity date of June 27, 2025. The Note has an interest rate of 10% with the principal balance and interest due at maturity. The Note has a stock origination fee of 100,000 shares of common stock.

On May 17, 2024, we entered into a promissory note with a private lender with an original balance of $100,000 with a maturity date of September 17, 2024. The Note has an interest rate of 12% with the principal balance and interest due at maturity. The Note has a stock origination fee of 100,000 shares of common stock.

On March 5, 2024, we entered into an increasing OID promissory note and a securities purchase agreement with a previous lender, with an original principal balance of $700,000. The securities purchase agreement contained an increasing original issue discount of the following: (i) ten percent (10%) if the Notes are satisfied and paid in full on or before the three-month anniversary of the original issue date, (ii) twenty percent (20%) if the Notes are satisfied and paid in full on or before the six-month anniversary of the original issue date, and (iii) thirty percent (30%) thereafter. The interest rate is 10% annually. The outstanding principal balance as of June 30, 2024 is $700,000 less fees incurred by the Company. The Company incurred $95,000 in prepaid interest and fees.

On February 15, 2024, we entered into a securities purchase agreement with a lender with an original principal balance of $272,500 and an original maturity date 6 months after the effective date. The note contains an interest rate of 8% with final payment and accrued interest due on at maturity along with the outstanding principal balance due on August 15, 2024. The securities purchase agreement contained an original issue discount of $21,800 which is being amortized as interest expense over the term of the agreement. As an inducement to enter into the note 33,333 shares of the Company’s common stock was issued upon the effective date of this note to the lender. The note also included a 5 year warrant to purchase 16,667 shares of the Company’s common stock at a price of $2.50 per share. The Company determined that the fair value of these warrants at the time the agreement was executed to be $76,403 which is being amortized as interest expense over the term of the agreement. The note does not provide for prepayment or repayment of the principal balance and is required to be repaid according to an agreed upon amortization schedule. The note is convertible in full or part at a rate of $2.00 per share. The note is also convertible in part or in total into common shares of the Company at $2.00 per share. The agreement contains an escrow agreement for 458,751 shares of the Company’s common stock to be reserved by the Company’s transfer agent as collateral for the security of the note. The Company has also pledged the majority of its assets as additional security and as part of a security agreement entered into in conjunction with this securities purchase agreement. The principal balance outstanding on the note at June 30, 2024 was $272,500 and $2,688 in accrued interest due as of June 30, 2024.

On December 15, 2023, we entered into a note with a private lender with the original balance of $750,000 plus a loan origination fee of $50,000. The Note has a fixed interest payment at $9,500 per month with a term of six months with the principal payment due on June 15, 2024. The Note has a stock origination fee of 150,000 shares of common stock. As of June 30, 2024 the principle outstanding balance is $800,000.

On October 18, 2023 we entered into a note with a private lender with the original balance of $150,000. The note has a fixed interest rate of 30,000 shares and a maturity date of January 18, 2024. As of June 30, 2024 the principle outstanding balance is $150,000.

On September 14, 2023 we entered into a securities purchase agreement with a lender with an original principal balance of $271,739.13 and an original maturity date 12 months after the effective date. The note contains an interest rate of 8% which is payable according to a schedule of seven monthly amortization payments beginning on March 14, 2024 with final payment and accrued interest due on at maturity along with the outstanding principal balance due on September 14, 2024. The securities purchase agreement contained an original issue discount of $21,739 which is being amortized as interest expense over the turn of the agreement. As an inducement to enter into the note 33,240 shares of the Company’s common stock was issued upon the effective date of this note to the lender. The note also included a 5 year warrant to purchase 16,620 shares of the Company’s common stock at a price of $2.50 per share (“First Warrant”). The Company determined that the fair value of these warrants at the time the agreement was executed to be $13,463 which is being amortized as interest expense over the term of the agreement. A second 5 year warrant to purchase 2,500,000 shares of the Company’s common stock at a price of $.01 per share (“Second Warrant”) was issued to the lender and was viable in the event the Company did not file their quarterly report for the period ending June 30, 2023 by September 13, 2023. The Company determined that the fair value of these warrants at the time the agreement was executed to be $2,025,000 which is being amortized as interest expense over the term of the agreement. The note does not provide for prepayment or repayment of the principal balance and is required to be repaid according to an agreed upon amortization schedule. The note is convertible in full or part at a rate of $2.00 per share. The note is also convertible in part or in total into common shares of the Company at $2.00 per share. The agreement contains an escrow agreement for 3,500,000 shares of the Company’s common stock to be reserved by the Company’s transfer agent as collateral for the security of the note. The Company has also pledged the majority of its assets as additional security and as part of a security agreement entered into in conjunction with this securities purchase agreement. The principal balance outstanding on the note at June 30, 2024 was $271,739.

On July 31, 2023, we entered into a note with a private lender with an original principal balance of $250,000 and an original maturity date 45 days after the effective date. The note contains a fixed interest rate of 5,000 shares of common stock which is payable at maturity along with the outstanding principal balance. As an inducement to enter into the note 25,000 shares of the Company’s common stock was issued upon the acceptance of this note by the private lender. On March 22, 2024, an extension was granted effective as of September 30, 2023, with an extension until December 31, 2024 in return for an interest rate of 5,000 shares of common stock per week. The principal balance outstanding on the note at June 30, 2024 was $250,000, and as of June 30, 2024, all interest shares have been issued.

On June 9, 2023, we entered into a securities purchase agreement with a lender with an original principal balance of $1,635,000 and an original maturity date 12 months after the effective date. The note contains an interest rate of 8% which is payable according to a schedule of seven monthly amortization payments beginning on December 9, 2023 with final payment and accrued interest due on at maturity along with the outstanding principal balance due on June 9, 2024. The securities purchase agreement contained an original issue discount of $180,300 which is being amortized as interest expense over the turn of the agreement. As an inducement to enter into the note 200,000 shares of the Company’s common stock was issued upon the effective date of this note to the lender. The note also included a 5 year warrant to purchase 100,000 shares of the Company’s common stock at a price of $2.50 per share. The Company determined that the fair value of these warrants at the time the agreement was executed to be $76,403 which is being amortized as interest expense over the term of the agreement. The note does not provide for prepayment or repayment of the principal balance and is required to be repaid according to an agreed upon amortization schedule. The note is convertible in full or part at a rate of $2.00 per share. The note is also convertible in part or in total into common shares of the Company at $2.00 per share. The agreement contains an escrow agreement for 2,752,000 shares of the Company’s common stock to be reserved by the Company’s transfer agent as collateral for the security of the note. The Company has also pledged the majority of its assets as additional security and as part of a security agreement entered into in conjunction with this securities purchase agreement. The principal balance outstanding on the note at June 30, 2024 was $1,635,000.

On June 2, 2023, we entered into a note with a private lender with an original principal balance of $50,000 and an original maturity date 30 days after the effective date. The note has been re-negotiated and has a current maturity date of December 31, 2025. The note contains an interest rate of 15% which is payable at maturity along with the outstanding principal balance. As an inducement to enter into the note 20,000 shares of the Company’s common stock was issued upon the acceptance of this note by the private lender. The principal balance outstanding on the note at June 30, 2024 was $50,000.

We have a note with a private lender, dated May 14, 2019, with an original principal balance of $100,000 and an original maturity date of September 5, 2019. The note has been re-negotiated on several occasions and has a current maturity date of December 31, 2024. Accrued interest was capped at 46,500 shares of the Company’s common stock which were issued to the private lender on November 29, 2023. The note is unsecured. The principal balance outstanding on the note at June 30, 2024 was $72,500.

NOTE 8 – CAPITAL STOCK

Our authorized capital consists of 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

As of June 30, 2024, and 2023, we had no shares of preferred stock issued or outstanding.

As of June 30, 2024, there were 37,892,478 shares of common stock issued and outstanding. During the nine months ended June 30, 2024, we issued 2,840,000 shares of common stock as follows:

2,540,000 shares were issued for consulting services valued at $957,685;

130,000 shares were issued for conversion of notes and accrued interest valued at $35,505;

20,000 shares valued at $7,600 were granted to board members for services; and

150,000 shares were issued for $41,450 for inducement to lenders.

NOTE 9 – RELATED PARTY

We have various employment contracts and additional compensation agreements with members of the executive team, which are discussed in Note 6 – Commitments and Contingencies.

We also have payroll and related liabilities outstanding as of June 30, 2024 and September 30, 2023 that are primarily owed to our principal officers.

	June 30, 2024	September 30, 2023
CEO- Payroll and related	$733,123	$440,254
CFO- Payroll and related	882,375	675,974
COO- Payroll and related	29,846	13,846
Total due to related Party - payroll and related	$1,102,619	$1,130,074

NOTE 10 – INCOME TAXES

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of June 30, 2024 and September 30, 2023, and we have recorded a related valuation allowance against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed financial statements.

As of June 30, 2024 and September 30, 2023, we had federal income tax net operating loss carryforwards. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss, therefore utilization of a portion of our net operating loss may be limited in future years.

As of June 30, 2024 and September 30, 2023 we had no Internal Revenue Service or state tax examinations. Therefore, all periods since inception are subject to audit.

NOTE 11 – SUBSEQUENT EVENTS

On July 01, 2024, we entered into a promissory note with a private lender with the original balance of $50,000 with a maturity date of June 30, 2025. The Note has an interest rate of 10% with the principal balance and interest due maturity date. The Note has a stock origination fee of 75,000 shares of common stock.

On July 01, 2024, we entered into a letter of intent (“LOI”) with Akhan Semiconductor, Inc. to purchase 100% of the assets of Akhan for $750,000. This transaction is still pending and the Company anticipates closing to occur on or before October 30, 2024.

NOTE 12 – ADJUSTMENT TO OPENING BALANCE – STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

At September 30, 2023, the warrant fair value allocation of $298,839, arising from debt issuance should have been classified as additional paid-in capital but was recorded as a warrant liability. This adjustment is to correctly reclassify the amount to Additional paid-in capital at October 1, 2023.  The Statement of Stockholders Equity(Deficit) includes an adjustment to the opening balance of $298,839 for October 1, 2023.

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

Results of Operations

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Sales	$179,774	$290,938	$411,046	$1,130,994
Cost of Revenues	161,273	217,844	461,753	397,842
Gross Margin	18,501	73,094	(50,707)	733,152

Total Operating Expenses	1,944,425	4,548,894	7,459,385	16,861,634
Loss From Operations	(1,925,924)	(4,475,800)	(7,510,092)	(16,128,482)
Other Expenses	268,852	62,383	2,615,519	2,333,561
Loss Before Income Taxes	$(2,194,776)	$(4,538,183)	$(10,125,611)	$(18,462,043)

The preceding table presents summarized financial information taken from our condensed statements of operations for the three and nine months ended June 30, 2024 and June 30, 2023 respectively.

Components of Results of Operations Net Sales

During the three and nine months ended June 30, 2024, we had net sales of $179,774 and $411,046 respectively, compared to $290,938 and $1,130,994 net sales for the three and nine months ended June 30, 2023. We anticipate deriving continuing future revenue from the following business lines:

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

Costs of revenues for the three and nine months ended June 30, 2024, were $161,273 and $461,753 respectively. Costs of revenues for the three and nine months ended June 30, 2023 were $217,844 and $397,842, respectively.

Gross Profit (Loss)

Gross Profit (Loss) for the three and nine months ended June 30, 2024, was $18,500 and $(50,707) respectively with a gross margin on diamond sales of 47% and (12.3)% for each of those periods, respectively. Gross Profit (Loss)for the three and nine months ended June 30, 2023, was $73,094 and $733,152, respectively with a gross profit margin on diamond sales of 25% and 65% for each of those periods, respectively.

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

Operating expense for the three and nine months ended June 30, 2024, included in the condensed statements of operations was $1.9 million and $7.5 million, respectively, compared to $4.5 million and $16.9 million in the prior period. These decreases in operating expenses for both the three- and nine-month periods were generally due to the lower stock compensation expense as a result of a lower valuation based on price of the stock at the time of grant.

We expect our future operating expense to increase for the foreseeable future as we scale headcount and expenses with the growth of our business, build out our manufacturing facilities, refine our production processes, drive for productivity improvements, acquire new and retain existing customers, and incur additional costs as a result of being a public company.

Other Expenses

Interest Expense and Other Costs of Financing

Interest expense consists of interest paid and accrued on our notes payable, promissory notes and the amortization of debt issue costs.

Interest and other expenses were $ 0.3 million and $2.6 million for the three and nine months ended June 30, 2024, respectively, compared to $.1 million and $2.3 million the three- and nine-month periods of the prior year. This was due primarily to the higher costs associated with new financings and lower overall borrowings for the nine months ended June 30, 2024, versus the nine months ended June 30, 2023.

Net Loss

Primarily as a result of the above factors we had a net loss of $2.2 million and $10.1 million compared to a net loss of $4.5 million and $18.5 million for the three and nine months ended June 30, 2024, and June 30, 2023, respectively.

Liquidity and Capital Resources

As of June 30, 2024, we had $16,102 of cash and cash equivalents compared to $26,088 at September 30, 2023.

Changes in cash flows are summarized as follows:

Operating Activities

For the nine months ended June 30, 2024, net cash used in operating activities totaled approximately $2.1 million. This was primarily the result of a net loss of approximately $10.1 million, increases to our period end accounts accrued liabilities of $1.2 million, an increase in our accrued interest of $0.5 million, a increase in derivative liability of $1.1 million, a decrease with an offset by the benefit of non-cash expenses for employee stock compensation and consultants compensation of $3.7 million and warrants issued for conversion of $0.9 million.

For the nine months ended June 30, 2023, net cash used in operating activities totaled approximately $6.1 million. This was primarily the result of net loss of approximately $18.5 million offset by the benefit of non-cash expenses for employee stock compensation of $9.9 million.

Investing Activities

During the nine months ended June 30, 2024, we used no cash for investing activities. During the nine months ended June 30, 2023, we used $1.5 million for investing activities related to purchase of property and equipment.

Financing Activities

During the nine months ended June 30, 2024, net cash provided by financing activities was approximately $2.1 million. This was primarily the result of additional borrowings.

During the nine months ended June 30, 2023, net cash provided by financing activities was $8.1 million. This was the net effect of $9.1 million we received as net proceeds from our IPO which closed on December 14, 2022 offset by $0.6 million used to reduce related party notes and $1.2 million to acquire treasury stock during the nine months ended June 30, 2023.

These conditions raise substantial doubt about our ability to continue as a going concern for the ensuing year. Our independent auditors have added an explanatory paragraph in their audit opinion in regard to this uncertainty and can be found in the Company’s Annual Form 10K filing with the Securities and Exchange Commission.

Satisfaction of our Cash Obligations for the Next 12 Months

Our IPO which closed on December 14, 2022, gave us gross proceeds of $11.0 million before direct IPO expenses and fees associated with underwriting. These funds along with the ability to obtain additional capital through additional equity and/or debt financing are anticipated to meet our operating needs. We are not currently generating sufficient revenue to meet operating needs. In the event we cannot obtain additional capital to pursue our strategic plan, however, this would materially impact our ability to continue as a going concern.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed financial statements include the valuation of allowances for doubtful accounts, valuation of deferred tax assets, inventories, useful lives of assets, goodwill, intangible assets, and stock-based compensation. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended September 30, 2023, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the nine months ended June 30, 2024. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective. Our controls were ineffective due to the size of the Company and available resources. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the nine months ended June 30, 2024, and 2023 in accordance with GAAP.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarterly period from April 1, 2023 to June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2024 that were not previously reported in a Current Report on Form 8-K except as follows:

2,540,000 shares were issued for consulting services valued at $957,685;

130,000 shares were issued for conversion of notes and accrued interest valued at $35,505;

20,000 shares valued at $7,600 were granted to board members for services; and

150,000 shares were issued for $41,450 for inducement to lenders.

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

ADAMAS ONE CORP.

October 15, 2024	By:	/s/ John G. Grdina
John G. Grdina
Chief Executive Officer

ADAMAS ONE CORP.

October 15, 2024	By:	/s/ Steven Staehr
Steven Staehr
Chief Financial Officer