Form 10-Q/A
period 2024-06-30
Adamas One Corp.
filed 2024-10-23
CIK 1884072

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Adamas One Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, filed with the Securities and Exchange Commission on October 15, 2024 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Additionally, Note 8 and Part II, Item 2. had incorrectly shown the shares issued to board members on a three-month basis, when it should have been on a nine-month basis.  This has been updated.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, and does not reflect events that may have occurred subsequent to the original filing date.  The only modifications are the correction to the board of director's issued shares in Note 8 and in Part II, Item 2.  The shares were correctly recorded in the financial statements and were summarized incorrectly in Note 8 and Part II, Item 2.

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

120,000 shares valued at $63,200 were granted to board members for services; and

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

120,000 shares valued at $63,200 were granted to board members for services; and

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

ADAMAS ONE CORP.

October 23, 2024	By:	/s/ John G. Grdina
John G. Grdina
Chief Executive Officer

ADAMAS ONE CORP.

October 23, 2024	By:	/s/ Steven Staehr
Steven Staehr
Chief Financial Officer